Form 10-Q
period 2004-09-30
COTHERIX INC
filed 2004-11-18
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From              to

Commission File Number: 000-50794

CoTherix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3513144
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5000 Shoreline Court, Suite 101, South San Francisco, CA 94080

(Address of principal executive offices and zip code)

(650) 808-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2004, the number of outstanding shares of the Registrant’s Common Stock was 19,641,711.

*	The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on October 15, 2004, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

CoTherix, Inc.

(a development stage company)

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

a.	Condensed Balance Sheets – September 30, 2004 and December 31, 2003	3

b.	Condensed Statements of Operations – Three and Nine Months Ended September 30, 2004 and 2003 and for the period from inception (February 10, 2000) to September 30, 2004	4

c.	Condensed Statements of Cash Flows – Nine Months Ended September 30, 2004 and 2003 and for the period from inception (February 10, 2000) to September 30, 2004	5

d.	Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		10

Item 3. Quantitative and Qualitative Disclosures about Market Risk		26

Item 4. Controls and Procedures		27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings		28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3. Defaults Upon Senior Securities		28

Item 4. Submission of Matters to a Vote of Security Holders		28

Item 5. Other Information		28

Item 6. Exhibits and Reports on Form 8-K		29

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CoTherix, Inc.

(a development stage company)

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2003	September 30,2004	Pro Forma Stockholders’ Equity at September 30, 2004
	(Note 1)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,549	$21,168
Prepaid expenses and other current assets	630	2,910

Total current assets	21,179	24,078
Restricted cash	53	196
Property and equipment, net	111	904

Total assets	$21,343	$25,178

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$393	$956
Accrued compensation	351	681
Accrued clinical development liabilities	—	526
Other accrued liabilities	357	1,746
Liability for early exercise of stock options	—	238

Total current liabilities	1,101	4,147

Liability for early exercise of stock options—non current portion	—	64
Commitments
Redeemable convertible preferred stock, $0.001 par value; 12,342,184 shares authorized at December 31, 2003 and September 30, 2004, respectively; issuable in series; 12,206,037 and 12,206,037 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively; no shares outstanding pro forma (unaudited)	40,291	65,334	$—
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 16,685,121 and 100,000,000 shares authorized at December 31, 2003 and September 30, 2004, respectively; 706,271 and 1,332,864 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively, aggregate liquidation preference of $65,300 and $65,300 at December 31, 2003 and September 30, 2004, respectively; 14,348,134 shares outstanding pro forma (unaudited)	1	1	14
Additional paid-in capital	11,175	21,590	86,911
Deferred stock compensation	(9,997)	(13,356)	(13,356)
Deficit accumulated during development stage	(21,228)	(52,602)	(52,602)

Total stockholders’ equity (deficit)	(20,049)	(44,367)	$20,967

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$21,343	$25,178

See accompanying notes

CoTherix, Inc.

(a development stage company)

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Period from inception (February 10, 2000) to September 30,
	2004	2003	2004	2003	2004
Grant revenue	$—	$—	$—	$15	$99
Operating expenses:
Research and development	3,897	486	12,403	1,450	20,920
General and administrative	1,671	681	5,448	1,520	10,571
Acquired product rights	7,000	—	7,150	815	13,390
Amortization of employee stock-based compensation related to:
General and administrative	675	—	5,245	—	5,901
Research and development	450	—	1,339	—	1,339

Total operating expenses	13,693	1,167	31,585	3,785	52,121

Loss from operations	(13,693)	(1,167)	(31,585)	(3,770)	(52,022)
Interest income	96	—	267	3	587
Interest expense	—	(468)	—	(501)	(1,093)

Net loss	(13,597)	(1,635)	(31,318)	(4,268)	(52,528)
Accretion to redemption value of redeemable convertible preferred stock	(19)	—	(56)	—	(74)
Deemed dividend upon issuance of Series C redeemable convertible preferred stock and issuance of common stock upon closing of common stock and issuance of common stock upon exchange of convertible preferred warrants	—	(995)	(24,987)	(2,657)	(39,319)

Net loss attributable to common stockholders	$(13,616)	$(2,630)	$(56,361)	$(6,925)	$(91,921)

Basic and diluted net loss per common share attributable to common stockholders	$(10.92)	$(6.88)	$(54.32)	$(18.13)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	1,247,017	382,026	1,037,491	382,049

Pro forma basic and diluted net loss per share to common stockholders	$(1.00)	$(0.86)	$(4.26)	$(2.25)

Shares used to compute pro forma basic and diluted net loss per share attributable to common stockholders	13,599,568	3,073,725	13,235,929	3,073,748

See accompanying notes

CoTherix, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(unaudited)

	Nine months ended September 30,		Period from inception (February 10, 2000) to September 30, 2004
	2004	2003
	( in thousands)
Cash flows from operating activities:
Net loss	$(31,318)	$(4,268)	$(52,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	18	220
Amortization of deferred stock compensation, net of reversals	6,584	—	7,240
Non-employee stock-based compensation	131	323	631
Issuance of common stock for license agreement	—	—	8
Non-cash interest expense	—	356	1,077
Changes in assets and liabilities:
Grant receivable	—	84	—
Prepaid and other current assets	(2,280)	26	(2,910)
Restricted cash	(143)	—	(196)
Accounts payable	563	178	956
Accrued compensation	330	9	681
Accrued clinical development liabilities	526	66	526
Other accrued liabilities	1,389	303	1,746

Net cash used in operating activities	(24,054)	(2,905)	(42,549)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(4,990)
Proceeds from short-term investments	—	—	4,990
Capital expenditures	(957)	(7)	(1,124)

Net cash used in investing activities	(957)	(7)	(1,124)

Cash flows from financing activities:
Proceeds from issuance of common stock, excluding early exercised options	341	—	356
Proceeds from issuance of redeemable convertible preferred stock warrants	—	2	2
Proceeds from early exercise of options	302	—	302
Proceeds from issuance of convertible debt	—	1,497	1,497
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	24,987	—	62,684

Net cash provided by financing activities	25,630	1,499	64,841

Net increase (decrease) in cash and cash equivalents	619	(1,413)	21,168
Cash and cash equivalents at the beginning of the period	20,549	1,657	—

Cash and cash equivalents at the end of the period	$21,168	$244	$21,168

Supplemental schedule of non cash financing activities:
Issuance of redeemable convertible preferred stock upon conversion of debt and accrued interest	$—	$—	$1,528
Debt discount related to the issuance of warrants with convertible debt financing	$—	$636	$636
Beneficial conversion feature associated with convertible debt financing	$—	$410	$410
Accretion of redemption value of redeemable convertible preferred stock	$56	$—	$74
Deferred stock compensation	$13,559	$—	$24,212
Deemed dividend to redeemable convertible preferred stockholders	$(24,987)	$(2,657)	$(39,319)

See accompanying notes

CoTherix, Inc.

(a development stage company)

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Basis of Presentation

CoTherix, Inc. (a development stage company) (the “Company”) was incorporated in the state of Delaware on February 10, 2000. In October 2003, the Company changed its name from Exhale Therapeutics, Inc. to CoTherix, Inc. The Company is a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases.

The Company’s primary activities since inception have been establishing its offices, recruiting personnel, licensing product candidates, conducting research and development, conducting preclinical and clinical testing, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim period or for any other future year.

The condensed balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form S-1 for the year ended December 31, 2003. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2003, included in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), relating to the Registration Statement on Form S-1, as amended (File No. 333-113521), with the Securities and Exchange Commission on October 15, 2004.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation.

2. Unaudited Pro Forma Stockholders’ Equity

Upon the closing of the Company’s initial public offering on October 20, 2004, all outstanding shares of redeemable convertible preferred stock outstanding automatically converted into 13,015,270 shares of common stock. The unaudited pro forma stockholders’ equity at September 30, 2004 reflects the effect of the preferred stock conversion into common stock.

3. Stock Split

In May 2004, the Board of Directors approved, subject to stockholder approval, a 1-to-0.606 reverse stock split of its redeemable convertible preferred stock and common stock. The 1-to-0.606 reverse stock split was approved by the Company’s stockholders on June 3, 2004. The amended and restated certificate of incorporation was filed on June 14, 2004 effecting the 1-to-0.606 reverse stock split. All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the stock split.

4. Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The Company accounts for employee stock options using the intrinsic value method of accounting as prescribed by APB Opinion No. 25. The information regarding net loss as required by SFAS No. 123, as amended, has been determined as if the Company had accounted for its employee stock options under the fair value method. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three months ended September 30, 2003	Three months ended September 30, 2004	Nine months ended September 30, 2003	Nine months ended September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Dividend yield	—	—	—	—
Risk-free interest rate	4.00%	4.00%	4.00%	4.00%
Volatility	0.8	0.8	0.8	0.8
Expected life	5 years	5 years	5 years	5 years

In connection with the grant of certain stock options to employees during the year ended December 31, 2003, the Company recorded deferred stock compensation within stockholders’ equity (deficit) of $10,653 which represents the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. For the nine months ended September 30, 2004, the Company recorded additional deferred stock compensation within stockholders’ equity (deficit) of $13,559. Such amounts will be amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded deferred stock compensation expense of $6,584 for the nine months ended September 30, 2004. The Company reversed $3,616 for the nine months ended September 30, 2004 of amortized deferred stock-based compensation recorded in prior years due to the cancellation of options related to the departure of an employee.

The expected future amortization expense for deferred stock compensation for stock option grants through September 30, 2004 is as follows:

For the years ending December 31,
2004	$7,732
2005	4,320
2006	4,146
2007	3,504
2008	238

$19,940

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except share data)
Net loss attributable to common stockholders, as reported	$(13,616)	$(2,630)	$(56,361)	$(6,925)
Add: Stock-based employee compensation expense including in net loss attributable to common stockholders	1,126	—	6,584	—
Deduct: Stock-based compensation expense determined under fair value method	(1,220)	(98)	(6,811)	(291)

Pro forma net loss attributable to common stockholders	$(13,710)	$(2,728)	$(56,588)	$(7,216)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(10.92)	$(6.88)	$(54.32)	$(18.13)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(11.00)	$(7.14)	$(54.54)	$(18.89)

5. Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, redeemable convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The unaudited pro forma basic and diluted net loss per share calculations assume the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock using the as-if-converted method, as if such conversion had occurred as of January 1, 2003 or the original issuance, if later. The resulting pro forma adjustments include an increase in the weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders of approximately 2,691,699 shares and 2,691,699 shares for the three and nine months ended September 30, 2003, respectively, and approximately 12,352,551 shares and 12,198,438 shares for the three and nine months ended September 30, 2004, respectively. The calculation of pro forma net loss per share attributable to common stockholders excludes incremental common stock issuable upon exercise of options, as their effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except share data)
Historical
Numerator:
Net loss	$(13,597)	$(1,635)	$(31,318)	$(4,268)
Accretion of redemption value of redeemable convertible preferred stock	(19)	—	(56)	—
Deemed dividend upon issuance of redeemable convertible preferred stock	—	(995)	(24,987)	(2,657)

Net loss attributable to common stockholders	$(13,616)	$(2,630)	$(56,361)	$(6,925)

Denominator:
Weighted-average common shares outstanding	1,490,562	385,541	1,210,893	385,564
Weighted-average unvested common shares subject to repurchase	(243,545)	(3,515)	(173,402)	(3,515)

Denominator for basic and diluted net loss per share attributable to common stockholders	1,247,017	382,026	1,037,491	382,049

Basic and diluted net loss per share attributable to common stockholders	$(10.92)	$(6.88)	$(54.32)	$(18.13)

Pro Forma
Net loss attributable to common stockholders	$(13,597)	$(2,630)	$(56,305)	$(6,925)

Pro forma basic and diluted net loss per share attributable to common stockholders	$(1.00)	$(0.86)	$(4.26)	$(2.25)

Shares used above:
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock	12,352,551	2,691,699	12,198,438	2,691,699

Pro forma shares used to compute basic and diluted net loss per share attributable to common stockholders	13,599,568	3,073,725	13,235,929	3,073,748

6. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

7. Issuance of Series C Redeemable Convertible Preferred Stock

In February 2004, the Company issued 4,391,286 shares of Series C redeemable convertible preferred stock at a price of $5.69 per share for net cash proceeds of $24,987. The Series C redeemable convertible preferred stock was considered to have a beneficial conversion feature because the issuance price was less than the relative fair value of the Company’s common stock. The total amount of the beneficial conversion feature was $26,378. Because the beneficial conversion feature cannot exceed the relative fair value of the Series C redeemable convertible preferred stock, the Company recorded a limited beneficial conversion of $24,987.

8. Subsequent Event

On October 20, 2004, CoTherix, Inc. closed its initial public offering of 5,000,000 shares of common stock at $6.00 per share raising estimated net proceeds of approximately $25.4 million, after deducting underwriting discounts and offering expenses. Upon the closing of the initial public offering, all outstanding shares of Series A, Series B and Series C redeemable convertible preferred stock converted into an aggregate of 13,015,270 shares of common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing in the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our registration statement on Form S-1 filed with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. Our lead product candidate is Ventavis™, an inhaled prostacyclin analogue for the treatment of pulmonary arterial hypertension, or PAH. Our other product candidate is CTX-100, a proprietary formulation of inhaled hyaluronic acid, for the treatment of emphysema. We intend to continue to identify and license or acquire product candidates with a principal focus on cardiopulmonary and other chronic diseases.

Prior to licensing Ventavis, our research and development costs were associated with CTX-100 and identifying other product candidates. We licensed the exclusive U.S. rights to Ventavis from Schering AG in October 2003. Under the license agreement, we paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the Food and Drug Administration’s (“FDA”) acceptance of our Ventavis New Drug Application (“NDA”). In addition, we will be required to pay Schering AG $9.0 million upon approval of our Ventavis NDA, $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis.

We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing clinical development, obtaining regulatory approval and preparing for commercial launch of Ventavis. We filed our Ventavis NDA in June 2004 based primarily on the results of clinical trials conducted by Schering AG. In August 2004, the Ventavis NDA was granted priority review by the FDA. In May 2004 we commenced a Phase II combination therapy trial with Ventavis and bosentan, a currently approved treatment for PAH, in order to expand the commercial potential of Ventavis. We are also planning to develop Ventavis for pulmonary hypertension associated with idiopathic pulmonary fibrosis, and we expect to commence a Phase II trial in 2005 for this indication. We expect to incur significant costs in the foreseeable future as we conduct additional Ventavis clinical trials and build our sales and marketing organization in anticipation of our commercial launch of Ventavis.

An initial Phase I trial of CTX-100 was conducted in January 2002. Our first Investigational New Drug application for the study of CTX-100 in genetic emphysema went into effect in September 2002 and a single-dose safety study in patients with genetic emphysema was completed in May 2003. We are seeking a partner to further develop and commercialize CTX-100.

During 2002 and 2003, our costs associated with the research and development of CTX-100 represented substantially all of our research and development expenses. Subsequent to our licensing of Ventavis from Schering AG in October 2003, our research and development costs increased significantly and will continue to increase as we focus on the development and commercialization of Ventavis. However, due to the significant risks and uncertainties inherent in the clinical development, third party manufacturing and regulatory approval process, the costs and timelines to complete development of Ventavis are not accurately predictable. Results from clinical trials may not be favorable. Data from clinical trials are subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. For example, the FDA may require additional clinical trials for Ventavis given our reliance upon a single Phase III trial conducted by Schering AG. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of product candidates.

We are in the development stage and have incurred net losses since our inception. As of December 31, 2003, we had a deficit accumulated during the development stage of $21.2 million. We recognized net losses of $2.9 million, $4.7 million, and $12.6 million in the years ended December 31, 2001, 2002 and 2003, respectively. For the nine months ending September 30, 2004, we recognized a net loss of $31.3 million, bringing our accumulated net losses to $52.6 million. We expect to incur increasing net losses in the foreseeable future as we conduct clinical trials, expand our organization and prepare for the commercial launch of our products upon FDA approval. In addition, any future acquisitions of products or product candidates may require additional capital and personnel.

To date, substantially all of our operations have been funded through the private placement of equity securities. We have raised net cash proceeds of $64.2 million from the sales of redeemable convertible preferred stock, including $29.1 million raised from the sale of Series C redeemable convertible preferred stock and convertible promissory notes in 2003 and $25.0 million from the sale of Series C redeemable convertible preferred stock in February 2004. In addition, in October 2004 we received net cash proceeds of approximately $25.4 million, after deducting underwriting discounts and commissions and offering expenses, in connection with our initial public offering of common stock.

We have not generated any revenues from sales of commercial products since our inception. We do not expect to generate revenue until we obtain regulatory approval for, and begin selling, Ventavis.

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with our clinical trials, other development activities, regulatory activities and research-related overhead expenses. Our most significant costs are for clinical trials and regulatory filings. These expenses include regulatory consultants, clinical supplies and payments to external vendors such as clinical research organizations and investigators. We expense all research and development costs as they are incurred. We expect our research and development expenses to increase significantly in the future as we continue to develop Ventavis and potentially license additional product candidates.

General and administrative expenses consist primarily of salaries and related expenses and professional services fees. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business. We expect to incur additional costs for staffing, insurance and other professional fees associated with operating as a public company.

Payments, including upfront license fees and milestone payments for acquired product rights that have not been developed into saleable products or approved by regulatory agencies, are charged to expense as incurred. We expect our acquired product rights to increase significantly in the future as we continue to develop our product candidates and potentially license additional product candidates and make milestone payments.

We recently hired our Chief Financial Officer and Controller and are recruiting additional finance personnel. Prior to these hires, we were relying on the services of an outside consulting firm unaffiliated with our independent auditors to help prepare our financial statements. As a public reporting company, we operate in an increasingly demanding regulatory environment which will require us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosures, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include maintaining adequate corporate oversight and internal controls. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our financial statements appearing in our registration statement on Form S-1 filed with the Securities and Exchange Commission. The following accounting policies are important in fully understanding and evaluating our reported financial results.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25.

The information regarding net loss as required by SFAS No. 123, presented in Note 4 to our interim unaudited financial statements, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock. We recognize this compensation expense on a straight line basis over the vesting period of the underlying option, generally four years.

We have granted stock options to employees and to others in exchange for goods or services. Prior to our initial public offering, we estimated the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements. In connection with the preparation of the financial statements necessary for the filing of our initial public offering, we reassessed the fair value of our common stock.

We granted certain stock options during the year ended December 31, 2003 that resulted in deferred stock compensation of $10.7 million. For the nine months ended September 30, 2004, we granted additional stock options that resulted in incremental deferred stock compensation of $13.6 million, thereby bringing total deferred stock compensation through September 30, 2004 to $24.2 million. Deferred stock compensation represents the difference between the deemed fair value of common stock and the option exercise price at the date of grant. It is recorded as a reduction to stockholders’ equity and is amortized as compensation expense over the vesting period of the options, generally four years. The amount of deferred stock-based compensation expensed in the nine months ending September 30, 2004 was $6.6 million. Based on deferred compensation amounts recorded through September 30, 2004, the total per year amortization expense will be $7.7 million, $4.3 million, $4.1 million, $3.5 million and $238,000 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively. In June 2004, the Company’s former Chief Executive Officer resigned. In connection with his departure, and in accordance with his employment agreement, half of his options became immediately vested and the remaining shares were cancelled. As a result, we recorded a $3.6 million reduction in deferred stock-based compensation to reflect these cancelled shares.

Deemed Dividend Upon Issuance of Redeemable Convertible Preferred Stock

In February 2004, we consummated the remaining closing of our Series C redeemable convertible preferred stock financing resulting in net cash proceeds of $25.0 million. Subsequent to the commencement of our initial public offering, the fair value of our common stock was determined to be $11.70 per share as of February 2004. Accordingly, we recorded a deemed dividend of $25.0 million as of February 2004. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per share for the nine months ended September 30, 2004.

Clinical Trial Accruals

We record accruals to clinical research organizations, investigators and other vendors based upon the estimated amount of work completed on each trial. All such costs are charged to research and development expenses based on these estimates. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not experienced material changes in these estimates.

Results of Operations

Grant revenue. We recognized no government sponsored grant revenue in the three and nine months ended September 30, 2004 and $0 and $15,000 in the corresponding periods in 2003 as a result of the completion in the second quarter of 2003 of a CTX-100 research project.

Research and development. Research and development expenses were $3.9 million and $12.4 million in the three and nine months ended September 30, 2004 compared to $486,000 and $1.5 million in the corresponding periods in 2003. The increases in 2004 compared to 2003 are primarily an increase of $649,000 in the three month period and $1.7 million in the nine month period for the recruitment and hiring of additional clinical and regulatory personnel, and an increase of $2.6 million in the three month period and $8.4 million in the nine month period related to our clinical, regulatory and operational activities required to obtain regulatory approval for Ventavis. We expect our research and development costs to increase in the future as we conduct clinical development of Ventavis and other product candidates and expand our staff to establish field-based clinical capabilities.

General and administrative. General and administrative expenses were $1.7 million and $5.4 million in the three and nine months ended September 30, 2004 compared to $681,000 and $1.5 million in the corresponding periods in 2003. The increases in 2004 compared to 2003 are primarily an increase of $733,000 in the three month period and $2.0 million in the nine month period for the recruitment and hiring of additional personnel, and an increase of $1.4 million in the nine month period in professional fees, consultants and business development activities. We expect that general and administrative expenses will increase significantly in the future as we add personnel to support the continued growth in our research and development activities, continue to build our commercialization infrastructure, and incur increased costs associated with being a publicly traded company.

Acquired product rights. Acquired product rights were $7.0 million and $7.2 million in the three and nine month periods ended September 30, 2004 compared to $0 and $815,000 in the corresponding periods in 2003. In the nine months ended September 30, 2003, we paid Schering AG an initial payment of $750,000 towards the exclusive right to develop and commercialize Ventavis in the United States for inhaled use for the treatment of pulmonary hypertension. During that period, we also paid $65,000 under license agreements with other third parties. In the three and nine months ended September 30, 2004, we paid Schering AG a milestone payment of $7.0 million. During the nine months ended September 30, 2004, we also paid $150,000 under license agreements with other parties.

Interest and other income (expense), net. Interest and other income (expense), net was $96,000 and $267,000 in the three and nine months ended September 30, 2004 compared to $(468,000) and $(498,000) in the corresponding periods in 2003. The increase in interest income relates to our increased cash position as a result of our equity financings, partially offset by the beneficial conversion features of and warrants related to the redeemable convertible notes payable issued in 2003 as discussed in Note 8 to our financial statements appearing in our registration statement on Form S-1 filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through September 30, 2004, we had received net cash proceeds of $64.8 million from the issuance of shares of preferred and common stock in private placement transactions. As of September 30, 2004, we had $21.2 million in cash and cash equivalents. In October 2004, we raised net cash proceeds of approximately $25.4 million, after deducting underwriting discounts and commissions and offering expenses, in connection with our initial public offering of common stock.

For the nine months ended September 30, 2004, we used net cash of $24.1 million for operating activities. This consisted of a net loss for the period of $31.3 million, which included $6.6 million in non-cash amortization of deferred stock-based compensation. Net cash used in investing activities during the nine months ended September 30, 2004 was $957,000 from purchases of property and equipment relating to our move to a new facility during the first quarter of 2004. Net cash provided from financing activities during the first nine months of 2004 was $25.6 million, primarily from the issuance of Series C redeemable convertible preferred stock.

We expect to use our existing cash and cash equivalents, including the cash raised in connection with our initial public offering, to fund working capital, capital expenditures, the licensing or acquiring and developing additional product candidates and other general corporate purposes. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development activities, regulatory compliance activities and commercialization efforts and the amount of cash used by our operations. For example, our estimates may change significantly if we are required to conduct more clinical trials for FDA approval of Ventavis, or if we acquire or license other products or product candidates.

We do not expect to generate revenue until we obtain regulatory approval for, and begin selling, Ventavis.

We continue to incur significant losses, and our losses for the three months ended September 30, 2004 increased primarily due to the $7.0 million payment we made to Schering AG in September 2004 following the FDA’s acceptance of our Ventavis NDA. If the FDA approves Ventavis, we would increase our spending in connection with the commercialization and launch of the product. In addition, we will be required to pay Schering AG $9.0 million upon approval of our Ventavis NDA, $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis. We anticipate that our existing cash and cash equivalents, including the net proceeds from our initial public offering, will be sufficient to fund our operations for at least 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

We are considering raising debt financing, and in such event we may be required to grant the lender a security interest in all or a portion of our assets and issue warrants to acquire our equity securities, resulting in dilution to our stockholders. In addition, any such debt financing may involve restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the costs of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future acquisitions of product candidates;

•	the scope, results and timing of preclinical studies and clinical trials;

•	the costs and timing of regulatory approvals; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Contractual Obligations

Our contractual obligations as of September 30, 2004 were as follows. The table also includes an October 2004 commitment made under our manufacturing supply agreement with Schering AG.

	Payments Due by Period
	Through December 31, 2004	2005 to 2006	2007 to 2008	Thereafter
Operating lease	$51,000	$532,000	$602,000	$77,000
Manufacturing supply agreement	200,000	9,453,000	—	—

Total	$251,000	$9,985,000	$602,000	$77,000

In December 2003, we entered into a five year operating lease for our new office facility. Prior to moving into the facility, we delivered to the landlord an irrevocable letter of credit in the amount of $143,000 as a security deposit. The letter of credit can be reduced in the future if we maintain a minimum cash balance and maintain a certain ratio of current assets over current liabilities.

The above table reflects only payment obligations that are fixed and determinable. Our commitment for the operating lease relates to the lease on our facility.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in October 2004 we committed to purchasing a minimum amount of Ventavis through the fourth quarter of 2006, which amount is reflected in the table above.

We also have other contractual obligations, the timing of which are contingent on future events. Under our license agreement, we paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. In addition, we will be required to pay Schering AG $9.0 million upon approval of our Ventavis NDA, $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis. We have also agreed to pay a royalty based on Ventavis net sales until the later of the last to expire patent under the agreement covering Ventavis or ten years from the first commercial sale of Ventavis.

Related Party Transaction

In February 2000, we entered into a consulting agreement with Gerard Turino, M.D., then one of our directors. Since February 2000, we paid Dr. Turino $6,250 per month for consulting work related to the development of CTX-100. Dr. Turino resigned as a director in October 2003. In February 2004, we entered into a new agreement with Dr. Turino on substantially the same terms as the February 2000 agreement.

Income Taxes

As of December 31, 2003, we had federal and state net operating loss carryforwards of $16.0 million, which begin to expire in 2020 if not utilized. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code and similar state provisions as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2003, we had deferred tax assets primarily representing the benefit of net operating loss carryforwards and capitalized start-up costs. We did not record a benefit for the deferred tax assets because realization of the deferred tax assets was uncertain and, accordingly, a valuation allowance is provided to completely offset the deferred tax assets.

We also had federal and state research and development tax credit carryforwards of approximately $61,000 and $56,000, respectively, which begin to expire in 2020 if not utilized.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at September 30, 2004 included liquid money market accounts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report include statements regarding our expectations, beliefs, hopes, intentions or strategies, including our expectations regarding FDA regulatory matters, product approvals and development costs, the progress, timing and completion of the development of our product candidates, and our estimates regarding anticipated operating losses and expenses, future revenues, capital requirements and our needs for additional financing. All forward-looking statements included in this report are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement after the date of this report as a result of new information, future events or otherwise. Our actual results could differ materially from our current expectations. The results of initial clinical trials do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We can not guarantee that data collected from clinical trials of any product candidate will be sufficient to support FDA or other regulatory approval. We are at an early stage of development and may not ever have any products that generate revenue. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed in the “Risk Factors” section of our Registration Statement on Form S-1 filed on October 15, 2004

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information in this quarterly report on Form 10-Q before making a decision to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Unless we are able to generate sufficient product revenue, we will continue to incur losses from operations and may not achieve or maintain profitability.

We are a development stage biopharmaceutical company incorporated in February 2000 with a limited operating history. To date, we have not generated any product revenue and have funded our operations primarily from private sales of our securities. We have incurred losses in each year since our inception. Our net losses were $2.9 million in 2001, $4.7 million in 2002 and $12.6 million in 2003 and $31.3 million for the nine months ended September 30, 2004. As of September 30, 2004, we had incurred $52.6 million in net losses since inception. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Even if we receive regulatory approval for any product candidates, sales of such products may not generate sufficient revenue for us to achieve or maintain profitability. Our ability to generate revenue depends on a number of factors, including our ability to:

•	successfully conduct and complete clinical trials for Ventavis or our other product candidates;

•	develop and obtain regulatory approval for Ventavis or our other product candidates;

•	obtain commercial quantities of Ventavis or our other product candidates at acceptable cost levels; and

•	successfully market and sell Ventavis or our other product candidates.

We expect our research and development expenses to increase in connection with our planned clinical trials for Ventavis and any other clinical trials or preclinical testing that we may initiate. In addition, we expect to incur increased general and administrative expenses due to higher sales and marketing expenses as well as the increased costs to operate as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

If we are not able to successfully develop and commercialize Ventavis, we may not generate sufficient revenues to continue our business operations.

We currently have no products that have received regulatory approval for commercial sale. The process to develop, obtain regulatory approval for and commercialize potential drug candidates is long, complex and costly. Ventavis is our only product candidate at a late stage of clinical development. Our other product candidate, CTX-100, is in early clinical development. In addition, we have no internal discovery capabilities and rely on our ability to license or acquire additional product candidates. As a result, our business is currently substantially dependent on our ability to complete development, obtain regulatory approval for and successfully commercialize Ventavis in a timely manner. If we are unable to successfully commercialize Ventavis, we may not be able to earn sufficient revenues to continue our business.

Unsuccessful or delayed regulatory approvals could increase our future development costs or impair our future revenue.

To receive regulatory approval for the commercial sale of our product candidates, we must conduct preclinical studies and clinical trials to demonstrate safety and efficacy in humans. This process is expensive and can take many years, and failure can occur at any stage of the testing. Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent regulatory approval and commercialization of such products. Our inability to successfully and effectively complete clinical trials for our product candidates will severely harm our business. Significant delays in clinical development could materially increase our product development costs or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize Ventavis or our other product candidates. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use.

We filed an NDA for Ventavis in June 2004 based primarily on data from clinical trials conducted by Schering AG. Although NDA submissions typically include at least two Phase III clinical trials, we based our NDA submission primarily on a single Phase III trial. In addition, Schering AG must pass a pre-approval inspection of their Ventavis manufacturing facility before we can obtain marketing approval. The FDA could also request additional information or data, which may extend the review period.

If we fail to demonstrate comparability between the nebulizer intended to be used for administration of Ventavis and the nebulizer used by Schering AG in its Phase III trial, our commercialization of Ventavis would likely be delayed.

We intend that patients will inhale Ventavis using the ProDose nebulizer manufactured by Profile Therapeutics, a U.K. company. Schering AG used the HaloLite nebulizer made by Profile Therapeutics in its Phase III clinical trial of Ventavis. Profile Therapeutics has discontinued the HaloLite nebulizer and replaced it with the ProDose nebulizer. Profile Therapeutics has received 510(k) clearance for the ProDose nebulizer from the FDA, a preliminary step for marketing the device in the United States. However, in order for us to market Ventavis for use with the ProDose nebulizer, the FDA must agree that the ProDose nebulizer delivers a dose comparable to the dose delivered by the HaloLite nebulizer used in Schering AG’s Phase III clinical trial. If the FDA does not find that the two devices are comparable, or if the FDA requires additional clinical trial data to demonstrate comparability of the two devices, our commercialization of Ventavis would likely be delayed and our business would be harmed.

If we fail to secure an adequate supply of nebulizers intended to be used for administration of Ventavis, our commercialization of Ventavis would likely be delayed.

We anticipate that Profile Therapeutics will be our sole supplier of nebulizers at the time of our initial sale of Ventavis and our sole supplier of a hand-held nebulizer now under development. We do not currently have a product supply agreement with Profile Therapeutics. If we cannot consummate a supply agreement or if we do have a supply agreement and Profile Therapeutics fails to supply an adequate number of nebulizers to meet patient demand, commercialization of Ventavis would likely be delayed and our business would be harmed. In addition, if we cannot secure a supply of nebulizers from Profile Therapeutics, we will need to identify and contract with a new supplier that offers an FDA-approved device, and the new supplier will need to demonstrate comparability with approved nebulizers. Commercialization of Ventavis would be delayed if we are required to take these additional steps.

If we fail to develop a more convenient, hand-held nebulizer for use with Ventavis, our Ventavis product revenue could be significantly reduced.

We are assisting Profile Therapeutics in its development of the I-Neb nebulizer, a hand-held, battery operated nebulizer that we believe will be more convenient than the ProDose nebulizer. Profile Therapeutics has indicated to us that it expects the required FDA 510(k) clearance to be granted in 2005 and, if such clearance is granted, we anticipate that FDA approval of the administration of Ventavis using the I-Neb nebulizer will be granted in the second half of 2005 based on an in vitro demonstration of dose comparability between the I-Neb, ProDose and HaloLite nebulizers. If the FDA deems these in vitro data insufficient to demonstrate dose comparability, human trials using the I-Neb nebulizer to administer Ventavis may be required. If FDA 510(k) clearance of the I-Neb nebulizer is delayed or we are delayed or unsuccessful in obtaining FDA approval of the use of the I-Neb nebulizer to administer Ventavis, our Ventavis product revenue could be significantly reduced.

We have no manufacturing capacity and anticipate continued reliance on Schering AG and Bayer Health Care for the clinical development and commercial production of Ventavis and CTX-100, respectively, which puts us at risk of lengthy and costly delays of bringing our products to market.

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

We rely on Schering AG and Bayer Health Care for the clinical and commercial production of each of our product candidates. These existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs. In addition, because Schering AG manufactures Ventavis outside of the U.S., we may face difficulties in importing Ventavis into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

We or our contract manufacturers may also fail to achieve and maintain required manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract manufacturers also often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, our contract manufacturers are subject to ongoing inspections and regulation by the FDA, the U.S. Drug Enforcement Agency and corresponding state agencies and they may fail to meet these agencies’ acceptable standards of compliance.

Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers may be difficult for a number of reasons, including:

•	the number of potential manufacturers is limited and we may not be able to negotiate agreements with alternative manufacturers on commercially reasonable terms;

•	long lead times are often needed to manufacture drugs;

•	the manufacturing process is complex and may require a significant learning curve; and

•	the FDA must approve any replacement prior to manufacturing, which requires new testing and compliance inspections.

Our agreement with Schering AG provides that we will purchase our Ventavis requirements exclusively from Schering AG. The process of manufacturing Ventavis is extremely complex, lengthy and has low yields. If Schering AG ceases to manufacture Ventavis or is unable to provide us with supplies of Ventavis for any reason, we may experience substantial delays in clinical development or commercial product shortages as we develop internal manufacturing capabilities or seek a third-party manufacturer. We may experience difficulty finding an acceptable alternative manufacturer for any of the reasons noted above in connection with switching manufacturers.

If we are unable to establish a direct sales force in the U.S., our business may be harmed.

We currently do not have an established sales organization. Assuming Ventavis is approved by the FDA for commercial sale, we intend to market it directly to physicians in the U.S. through our own sales force. We will need to incur significant additional expenses and commit significant additional management resources to establish a sales force for Ventavis and possibly other products approved for commercialization. We may not be able to successfully establish these capabilities despite these additional expenditures. If we elect to rely on third parties to sell Ventavis and any other products, we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to sell Ventavis and other selected product candidates, either directly or through third parties, the commercialization of Ventavis may be delayed and our business may be harmed.

Our failure to establish and manage a distribution network for our products could delay or compromise the commercialization of Ventavis and other products.

We have not yet established systems and processes necessary for distributing products to customers. We intend to contract with one or more companies to warehouse our products and distribute them to specialty pharmacy suppliers that would then distribute our products directly to patients. This distribution network will require significant coordination with our sales and marketing and finance organizations. Failure to secure contracts with suppliers of distribution services could negatively impact the distribution of our products, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercialization of Ventavis and other products may be delayed or severely compromised and our results of operations may be harmed.

If our competitors are able to develop and market products that are preferred over Ventavis or other product candidates that we may develop, our commercial opportunity may be significantly reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Various products are currently marketed for the treatment of PAH, including epoprostenal by GlaxoSmithKline, treprostinil by United Therapeutics and bosentan by Actelion. A number of companies are also developing new PAH treatments, including Encysive Pharmaceuticals’ sitaxsentan, Myogen’s ambrisentan and Pfizer’s sildenafil. Although treprostinil is currently marketed in a formulation for subcutaneous delivery, United Therapeutics has recently disclosed that it is developing oral, intravenous and inhaled formulations of treprostinil. In addition, we are aware of clinical trials involving an inhaled reformulation of treprostinil. While some trials involved single-dose administration, we believe another trial involved multiple-dose treatments over a period of time and in these cases the drug was administered less frequently and with shorter inhalation periods compared to Ventavis in the clinical trials conducted by Schering AG.

Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than our product candidates. If an inhaled drug treatment for PAH, such as an inhaled reformulation of treprostinil, proved to be more efficacious or convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced. Similarly, if an oral reformulation or other kind of delivery method of treprostinil or other drug for the treatment of PAH proves to be more convenient or efficacious than Ventavis, then Ventavis could be rendered obsolete and noncompetitive. Further, public announcements regarding the development of any such competing drugs could adversely affect the market price of our common stock.

Many of our competitors currently have significantly greater financial resources and expertise in conducting clinical trials, obtaining regulatory approvals, managing manufacturing and marketing approved products than we do. Other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring therapies and therapy licenses complementary to our programs or advantageous to our business. We expect that our ability to compete effectively will depend upon our ability to:

•	successfully and rapidly complete clinical trials and obtain all requisite regulatory approvals in a cost-effective manner;

•	build an adequate sales and marketing infrastructure;

•	develop competitive formulations of our product candidates;

•	attract and retain key personnel; and

•	identify and obtain other product candidates on commercially reasonable terms.

If we fail to obtain additional financing, we may be unable to fund our operations and commercialize our product candidates.

We expect that our cash used in operations will increase for the next several years, and that we will spend substantial amounts to complete the clinical development and commercialization of Ventavis and other product candidates, and to license or acquire other product candidates. We believe that our existing cash and cash equivalents, including the proceeds of approximately $25.4 million from our initial public offering in October 2004, together with interest thereon, will be sufficient to meet our projected operating requirements for at least 12 months.

Our future funding requirements will depend on many factors, including:

•	the costs of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future acquisitions of product candidates;

•	the scope, results and timing of preclinical studies and clinical trials and other development activities;

•	the effects of competing clinical, technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Even if we receive FDA approval to commercialize Ventavis, we cannot predict the amount of revenue we will generate from sales of Ventavis. Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution.

We are considering raising debt financing, and in such event we may be required to grant the lender a security interest in all or a portion of our assets and issue warrants to acquire our equity securities, resulting in dilution to our stockholders. In addition, any such debt financing may involve restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

We may also be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

If we fail to identify and license or acquire other products or product candidates, we may be unable to expand our business.

One of our key strategies is to license or acquire clinical-stage products or product candidates and further develop them for commercialization. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than us. If we are not successful in identifying and licensing or acquiring other products or product candidates, we may be unable to grow our revenues with sales from new products.

The loss of any rights to market key products would significantly impair our operating results.

We have licensed from Schering AG the exclusive U.S. rights to develop and commercialize Ventavis for the treatment of PAH. We are obligated to use our best efforts to develop Ventavis in accordance with a mutually agreed upon development plan and to commercialize Ventavis in the U.S. Our ability to achieve some or all of these milestones is dependent upon numerous factors, including some factors that are outside of our control. Schering AG has the right to terminate our license if we materially breach our obligations under the agreement and fail to cure any such breach within a specified period of time, or if we become insolvent.

If our agreement with Schering AG were terminated, then we would have no further rights to develop and commercialize Ventavis for any indication. The termination of the Schering AG agreement, or of any other agreement which enables us to market a key product or product candidate, could significantly and adversely affect our business.

Any future product revenues could be reduced by imports from countries where our product candidates are available at lower prices.

Rights to market Ventavis in Canada are held by Berlex Laboratories, the U.S. subsidiary of Schering AG, and Berlex Laboratories has filed for marketing approval with Health Canada. Even if we obtain FDA approval to market Ventavis or other products in the U.S., our sales in the U.S. may be reduced if products are imported into the U.S. from lower price markets, whether legally or illegally. In the U.S., prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. There have been proposals to legalize the import of pharmaceuticals from outside the U.S. If such legislation were enacted, our future revenues could be reduced.

Future sales of our products may suffer if they are not accepted in the marketplace by physicians, patients and the medical community.

Ventavis or our other product candidates may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of Ventavis or our other product candidates will depend on a number of factors. For example, Ventavis must prove effective in treating PAH either alone or in combination with other treatments, such as endothelin receptor antagonists, or ETRAs. Except for lung transplantation, there is no current cure for PAH. The development of any other curative treatment for PAH may make Ventavis obsolete. In addition, the medical community will need to accept prostacyclin therapy delivered through inhalation as opposed to delivery by infusion pump. In particular, market acceptance of Ventavis may be limited because our current nebulizer is not compact and must be plugged into an electrical outlet or because the prescribed dosing duration and frequency may be inconvenient as compared with other drugs. Also, prevalence and severity of side effects could negatively affect market acceptance of Ventavis. Side effects observed during clinical trials included fainting, chest pain, nausea and headaches. Failure to achieve market acceptance of Ventavis in the U.S. would significantly harm our business.

If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for Ventavis, or any other product candidates that we may seek to commercialize, our revenues and prospects for profitability will suffer.

Our ability to commercialize Ventavis, or any other product candidates that we may seek to commercialize, is highly dependent on the extent to which coverage and reimbursement for these product candidates will be available from:

•	governmental payors, such as Medicare and Medicaid;

•	private health insurers, including managed care organizations; and

•	other third-party payors.

Many patients will not be capable of paying for our products themselves and will rely on third-party payors to pay for their medical needs. A primary current trend in the U.S. health care industry is toward cost containment. Large private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the reimbursed indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues lower than anticipated. If the prices for our product candidates decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer.

If there are fewer individuals with PAH than we estimate, we may not generate sufficient revenues to continue development of our product candidates or continue operations.

We have rights to commercialize Ventavis for the treatment of PAH only in the U.S. We estimate that the number of individuals in the U.S. with PAH is approximately 50,000, of which approximately 15,000 are currently diagnosed and under various treatments. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies or our analysis of them do not accurately reflect the number of patients with PAH, our assessment of the market may be wrong, making it difficult or impossible for us to meet our revenue goals. In addition, it is difficult to determine the portion of the patient population that might use Ventavis as a treatment.

Even if our product candidates receive regulatory approval, we may still face development and regulatory difficulties that may delay or impair future sales of our products.

If we receive regulatory approval to sell Ventavis or any other product candidate, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of these products, or impose ongoing requirements for post-approval studies. In addition, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If we discover previously unknown problems with a product or our contract manufacturing facilities, a regulatory agency may impose restrictions on that product, on us or on our third-party contract manufacturers, including requiring us to withdraw the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend our regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products or require a product recall.

Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize our product.

We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow our business and organization and to satisfy new reporting requirements.

We recently hired our Chief Financial Officer and Controller and are recruiting additional finance personnel. Prior to these hires, we were relying on the services of an outside consulting firm unaffiliated with our independent auditors to help prepare our financial statements. As a public reporting company, we operate in an increasingly demanding regulatory environment which will require us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, expanded disclosures, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include maintaining adequate corporate oversight and internal controls. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

If we are unable to find a development partner for CTX-100, we may be unable to realize commercial value from CTX-100.

We are in the early stages of developing CTX-100. We have completed two Phase I trials for CTX-100. Because CTX-100 is an early-stage product candidate and would require extensive additional clinical trials and significant additional resources, we will likely partner with another company to develop and commercialize CTX-100. Further, if we seek to partner with another company to develop and commercialize CTX-100, such an arrangement may not be available to us on desirable terms or at all.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of Ventavis or other product candidates.

We face product liability exposure related to the testing of our product candidates in human clinical trials, and we may face exposure to claims by an even greater number of persons once we begin marketing and distributing our products commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	loss of revenues; and

•	the inability to commercialize our products and product candidates.

We have product liability insurance that covers our clinical trials up to a $3.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for Ventavis or any other product candidate. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Third parties may own or control patents or patent applications that we may be required to license to commercialize our product candidates, or that could result in litigation that would be costly and time consuming.

Our ability to commercialize Ventavis and our other product candidates depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. We are aware of a use patent which we may seek to license that covers the combination of Ventavis and phosphodiesterase inhibitors. We may also be unaware of existing patents that may be infringed by Ventavis or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications which may later result in issued patents that are infringed by Ventavis or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their technology, our business and results of operations could be harmed by a number of factors, including:

•	infringement and other intellectual property claims, even if without merit, are expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	monetary damage awards for past infringement can be substantial;

•	a court may prohibit us from selling or licensing our product candidates unless the patent holder chooses to license the patent to us; and

•	if a license is available from a patent holder, we may have to pay substantial royalties.

We may also be forced to bring an infringement action if we believe that a competitor is infringing our protected intellectual property. Any such litigation will be costly, time consuming and divert management’s attention, and the outcome of any such litigation may not be favorable to us.

Our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our intellectual property to develop competing products. Our patents, including our licensed patents relating to the use and manufacture of iloprost, may not be sufficient to prevent others from competing with us. The composition of matter patent covering iloprost, the active ingredient of Ventavis, expired on September 8, 2004, and, the U.S. process patents covering the manufacture of Ventavis will expire in 2007 and 2010. Therefore, we will not be able to depend on this composition of matter patent and these process patents to exclude competitors from developing iloprost for the treatment of PAH. Further, while Schering AG may have trade secrets relating to the manufacture of Ventavis, such trade secrets may become known or independently discovered or competitors may develop alternative ways to manufacture the drug. All of these factors may harm our competitive position. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the term of patent protection that we may have for our product candidates.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The loss of services of one or more of our members of senior management could delay or prevent the successful completion of our clinical trials or the commercialization of Ventavis. We do not currently carry “key person” insurance on the lives of members of senior management.

There is significant competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Our offices are located in the San Francisco Bay Area, where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we fail to effectively integrate our new executive officers into our organization, the future development and commercialization of our product candidates may suffer, harming future regulatory approvals, sales of our product candidates or our results of operations.

Many of our executive officers have recently joined us as employees, including our Chief Medical Officer, President and Chief Business Officer and Chief Financial Officer, each of whom have joined CoTherix since December 2003. In addition, Donald J. Santel was promoted to Chief Executive Officer in August 2004. As a result, our executive team has not worked together as a group for a significant period of time. Our future performance will depend, in part on our ability to successfully integrate our newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 35 employees as of October 31, 2004. In order to continue our clinical trials and commercialize our product candidates, we will need to substantially increase our operations, including expanding our employee base of managerial, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	integrate current and additional management, administrative, financial and sales and marketing personnel;

•	hire new personnel necessary to effectively commercialize product candidates we license;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

The acquisition or licensing of other products or product candidates may put a strain on our operations and will likely require us to seek additional financing.

One of our key strategies is to license or acquire complementary products or product candidates. We have no present agreement regarding any material acquisitions. However, if we do undertake any acquisitions, the process of integrating an acquired product or product candidate into our business may put a strain on our operations, including diversion of personnel and financial resources and diversion of management’s attention. In addition, any acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

Our competitive position may be harmed if a competitor obtains orphan drug designation for treatment of PAH with a superior drug.

Orphan drug designation is an important element of our competitive strategy because Schering AG’s composition of matter patent for Ventavis expired on September 8, 2004. Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Ventavis received orphan drug designation to treat PAH in August 2004. However, the FDA may permit other companies to market a form of iloprost, the active ingredient in Ventavis, to treat PAH if their product demonstrates clinical superiority, which could create a more competitive market for us.

Competitors could develop and gain FDA approval of inhaled iloprost for a different indication which could adversely affect our competitive position.

Inhaled iloprost manufactured by other parties may be approved for different indications in the U.S. in the future. For example, although we have an exclusive license from Schering AG to commercialize Ventavis in the U.S. to treat PAH, Schering AG could sell Ventavis in the U.S. for other indications. In the event there are other inhaled iloprost products approved by the FDA to treat indications other than those covered by Ventavis, physicians may elect to prescribe a competitor’s inhaled iloprost to treat PAH. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine and, as a result, cannot direct physicians as to what inhaled iloprost to prescribe to their patients. As such, we would have limited ability to prevent off-label use of a competitor’s inhaled iloprost to treat PAH even if we have orphan drug exclusivity.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of the company.

Provisions of our certificate of incorporation and bylaws and provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions include:

•	providing for a classified board of directors with staggered three-year terms;

•	restricting the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	granting our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions may have the effect of entrenching our board of directors and may deprive or limit your strategic opportunities to sell your shares.

Schering AG’s right of first negotiation to acquire our company could prevent or delay a change of control.

If we intend to pursue a transaction where we would be acquired by or otherwise merge with a pharmaceutical company that sells a pulmonary hypertension drug that is directly competitive with Ventavis, Schering AG has a right of first negotiation to acquire our company subject to the terms set forth in our agreement. This may discourage other companies from seeking to acquire us.

Our stock is controlled by a small number of stockholders and the interests of these stockholders could conflict with your interests.

Our executive officers and directors, and stockholders affiliated with these individuals beneficially own a majority of our outstanding common stock. As a result, these stockholders, if they acted together, could control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

An active trading market for our common stock may not develop, which could make it more difficult for investors in our common stock to sell large blocks of our common stock.

Prior to our October 2004 initial public offering, there had been no public market for our common stock. Following our initial public offering, trading volume for our common stock has been modest, and an active trading market for our shares may never develop or be sustained. As a result, investors may be unable to sell large blocks of our common stock and therefore may have limited liquidity opportunities.

Future sales of currently restricted shares could cause the market price of our common stock to drop significantly, even if our business is doing well.

After our October 2004 initial public offering of 5,000,000 shares, we had outstanding 19,589,255 shares of common stock. We issued 3,250,000 shares to new investors and 1,750,000 shares to existing stockholders in the initial public offering. The 3,250,000 shares issued to new investors, as well as 70,698 shares that were outstanding prior to the initial public offering, were not subject to a lock-up agreement and could be resold in the public market immediately. The remaining 16,268,557 shares (including 1,750,000 shares purchased by the existing stockholders), were restricted by securities laws, NASD restrictions or contractual agreements but will become available for resale in the future. As these resale restrictions end, particularly after the 30th, 90th and 180th day following the initial public offering, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

Because our common stock may be subject to high volatility, we may be forced to expend money and resources defending securities class action litigation claims.

Securities class action litigation actions may be brought against us, particularly following a decline in the market price of our securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results and financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as of September 30, 2004 provided reasonable assurance of effectiveness that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The registrant is not currently subject to any material legal proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended September 30, 2004, the registrant issued 280,466 shares of its common stock that were not registered under the Securities Act of 1933 to employees and directors upon the exercise of options for cash with an average exercise price of $0.5380. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

(b) We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-113521) that was declared effective by the Securities and Exchange Commission on October 15, 2004. The offering commenced on October 15, 2004 and closed on October 20, 2004. 5,000,000 shares were sold at a price of $6.00 per share, for an aggregate offering price of $30.0 million. The offering was managed by CIBC World Markets Corp., Piper Jaffray & Co., Needham & Company, Inc. and Thomas Weisel Partners LLC. The underwriters’ over-allotment option to purchase up to an additional 750,000 shares of common stock expired on November 14, 2004.

We paid discounts and commissions of approximately $2.1 million to the underwriters and incurred additional expenses of approximately $2.5 million in connection with the offering, resulting in net proceeds of approximately $25.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We expect to use the net proceeds of the offering, and our then existing cash and cash equivalents, as follows: up to $15.0 million to fund the commercialization of Ventavis, including establishing field-based clinical, physician education, and commercial capabilities and distribution arrangements to launch Ventavis; up to $8.0 million to fund clinical trials for Ventavis; and a $9.0 million milestone payment due to Schering AG under our current licensing agreement upon NDA approval for Ventavis.

We expect the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital, capital expenditures, the licensing or acquiring and developing additional product candidates and other general corporate purposes. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development, regulatory requirements and commercialization efforts and the amount of cash used by our operations. Pending the use of net proceeds, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

(c) Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit Number	Description
3.4*	Amended and Restated Bylaws of CoTherix, Inc.

3.5*	Amended and Restated Certificate of Incorporation of CoTherix, Inc.

4.1*	Specimen Common Stock Certificate.

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*	Employment Agreement between W. Scott Harkonen, M.D. and Registrant dated October 8, 2003.

10.3*	Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.4*	Registrant’s 2000 Stock Option Plan.

10.5*	Registrant’s 2004 Equity Incentive Plan.

10.6*	Registrant’s 2004 Employee Stock Purchase Plan and form of agreements thereunder.

10.7*	Amended and Restated Investor Rights Agreement dated October 8, 2003.

10.8*	Standard Lease between F & S Properties, LLC and Registrant dated December 17, 2003.

10.9*	Office Lease between Sierra Point Development and Registrant dated January 5, 2004.

10.10*+	Development and License Agreement between Schering AG and Registrant dated October 2, 2003.

10.11*+	Exclusive License Agreement between the Trustees of Columbia University in the City of New York and Registrant dated March 14, 2000.

10.12*+	Amendment to the Exclusive License Agreement between the Trustees of Columbia University in the City of New York and the Registrant dated February 20, 2004.

10.13*	Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

10.14*	Employment Offer Letter between Christine Gray-Smith and Registrant dated March 29, 2004.

10.15*	Employment Offer Letter between James Pennington, M.D. and Registrant dated February 1, 2004.

10.16*	Separation Agreement between W. Scott Harkonen, M.D. and Registrant dated June 29, 2004.

10.17*	Manufacturing and Supply Agreement between Schering AG and Registrant dated May 17, 2004.

10.18*	Amendment dated August 30, 2004 to the Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.19*	Amendment dated August 30, 2004 to the Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

*	Incorporated herein by reference to the exhibit of the same number in the registrant’s Registration Statement on Form S-1 (Commission File No. 333-113521).

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the registrant’s application for confidential treatment.

b) Reports on Form 8-K

On November 10, 2004, the registrant furnished a current report on Form 8-K under Items 2.02 and 9.01 regarding a press release announcing the registrant’s financial results for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in South San Francisco, California, on November 18, 2004.

CoTherix, Inc.

By:	/s/ Christine E. Gray-Smith
Christine E. Gray-Smith Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 18, 2004