Form 10-K
period 2004-12-31
COTHERIX INC
filed 2005-03-31
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period From to

Commission File Number: 000-50794

CoTherix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3513144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Shoreline Court, Suite 101 South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

Registrant’s telephone number, including area code: (650) 808-6500

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on March 15, 2005) was approximately $86,469,061.56. Shares of Common Stock held by each officer and director and by each person or group who owns 5% or more of the outstanding Common Stock have been excluded in that such persons or groups may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 15, 2005, there were 23,947,104 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders for the year ended December 31, 2004 are incorporated by reference in Part III of this Form 10-K.

COTHERIX, INC.

2004 Form 10-K Annual Report

Special Note Regarding Forward-looking Statements

The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report include, for example, statements regarding our expectations, beliefs, hopes, intentions, plans, goal, aims or strategies, including without limitation our expectations regarding FDA regulatory matters, product approvals and development costs, the progress, timing and completion of the development of our product candidates, and our estimates regarding anticipated operating losses and expenses, future revenues, capital requirements and our needs for additional financing. All forward-looking statements included in this report are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement after the date of this report as a result of new information, future events or otherwise. Our actual results could differ materially from our current expectations. The results of initial clinical trials do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We can not guarantee that data collected from clinical trials of any product or product candidate will be sufficient to support FDA or other regulatory approval. We are at an early stage of development, we have not generated any product revenues through December 31, 2004 and we may not ever generate significant revenues. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed in the “Risk Factors and Other Uncertainties” section of this annual report on Form 10-K. References in this report to “CoTherix,” “we,” “our” and “us” refer to CoTherix, Inc.

PART I

ITEM 1. BUSINESS

Overview

CoTherix is a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling our product Ventavis® (iloprost) Inhalation Solution in March 2005. The FDA approved Ventavis for the treatment of pulmonary arterial hypertension (World Health Organization Group I), or PAH, for patients with New York Heart Association Class III or IV symptoms on December 29, 2004. Ventavis is an inhaled formulation of iloprost, a synthetic compound that is structurally similar to prostacyclins, which are naturally occurring molecules that cause the blood vessels to dilate. PAH is a highly debilitating disease characterized by severe constriction of the blood vessels in the lungs that leads to very high pulmonary arterial pressure. We believe Ventavis offers a number of advantages over other PAH treatments. In October 2003, we licensed the exclusive U.S. rights to Ventavis from Schering AG, which markets Ventavis in various European countries and Australia. We obtained orphan drug designation for the use of Ventavis in treating PAH in August 2004.

In order to expand the commercial potential of Ventavis, we conducted a Phase II safety and pilot efficacy trial assessing a combination therapy of Ventavis with Tracleer® (bosentan), an approved treatment for PAH. In March 2005, we announced top-line safety and pilot efficacy results from this clinical study, which is known as the STEP Trial. In the STEP Trial, the combination of Ventavis with bosentan was well-tolerated and provided clinical benefit in patients with PAH. In addition, we are planning to begin a Phase II clinical trial in the second quarter of 2005 to evaluate the effectiveness of Ventavis in the treatment of patients with pulmonary hypertension associated with idiopathic pulmonary fibrosis, or IPF. IPF is a progressive and potentially fatal disease that results in fibrosis, or scarring, of the lungs. In time, this fibrosis can accumulate until the lungs are unable to provide oxygen for the tissues of the body. We believe that Ventavis could be an effective therapy for pulmonary hypertension in these patients.

We believe that our in-depth understanding of the biology of cardiopulmonary and other chronic diseases, combined with our management’s development and commercialization experience, will enable us to continue to identify and license or acquire product candidates in our target disease markets.

Business Strategy

We intend to be a leading provider of therapeutic products for cardiopulmonary and other chronic diseases. The key elements of our strategy are to:

•	Deploy an Effective Sales and Marketing Organization. We have built and are deploying our U.S. sales and marketing organization to commercialize Ventavis. We have completed the hiring of 20 professional sales representatives and three area business managers. We believe that a sales force of this size can effectively reach the concentrated group of specialists who prescribe treatments for PAH.

•	Maximize the Commercial Potential of Ventavis. We believe that combination therapies are becoming more prevalent in the treatment of PAH. We are pursuing the development of a combination therapy of Ventavis and bosentan. We also plan to conduct additional development for expanded uses of Ventavis. These plans include initiating a Phase II clinical trial in the second quarter of 2005 to evaluate Ventavis for the treatment of pulmonary hypertension associated with IPF. In addition, we intend to work with a partner to develop an extended-release formulation of Ventavis that could require less frequent dosing and shorter inhalation times compared to the current formulation of Ventavis. We are also assisting in the development of the I-Neb, a hand-held battery-operated nebulizer, which we believe will enhance patient convenience.

•	License or Acquire Complementary Products and Product Candidates. In addition to commercializing Ventavis, we intend to continue to identify and license or acquire products or product candidates with a focus on cardiopulmonary and other chronic diseases. Our management and scientific teams have substantial experience in multiple disease areas that enable us to identify and evaluate strategic opportunities. Furthermore, we believe that we can leverage our sales and marketing organization to attract and commercialize other products and product candidates. We are focused on products or product candidates that are both developmentally and commercially efficient.

•	Establish Strategic Collaborations. We plan to continue to complement our internal capabilities by selectively forming collaborations to enhance our ability to move products efficiently through development to commercialization. We aim to benefit from the capabilities of these partners and create new market opportunities.

Ventavis

Ventavis is an inhaled prostacyclin analogue delivered using a nebulizer for the treatment of PAH. Other prostacyclins for PAH are difficult to administer because they require continuous delivery through subcutaneous or intravenous routes and may involve complications associated with chronic indwelling catheters. Ventavis targets the pulmonary vessels directly through inhalation into the lungs, reducing many of the side effects associated with subcutaneous or intravenous delivery. Ventavis is less invasive than other marketed prostacyclin therapies.

In September 2003, the public health regulatory body for the European Union, the European Agency for the Evaluation of Medicinal Products, or EMEA, approved Ventavis for the treatment of primary pulmonary hypertension. Schering AG developed Ventavis in Europe and currently markets the product in various European countries and Australia. In October 2003, we licensed the exclusive U.S. rights to Ventavis from Schering AG.

In August 2004, we obtained orphan drug designation for the use of Ventavis in treating PAH, and on December 29, 2004, the FDA approved Ventavis for the treatment of PAH (World Health Organization

Group I) in patients with New York Heart Association Class III or IV symptoms. We began selling Ventavis late in the first quarter of 2005.

In order to expand the commercial potential of Ventavis, we conducted the STEP Trial, a Phase II safety and pilot efficacy trial assessing a combination therapy with bosentan. In March 2005, we announced top-line safety and pilot efficacy results from this clinical study. In the STEP Trial, the combination of Ventavis with bosentan was well-tolerated and provided clinical benefit in patients with PAH. In addition, we believe Ventavis may be suitable for development for the treatment of pulmonary hypertension associated with IPF.

Ventavis for Pulmonary Arterial Hypertension

Market Opportunity

PAH is a highly debilitating disease, characterized by severe constriction of the blood vessels in the lungs, leading to very high pulmonary arterial pressure. This condition makes it difficult for the heart to pump blood through the lungs to be oxygenated. The strain on the heart caused by high blood pressure in the lungs can result in heart failure. PAH is a chronic, progressive and often fatal disease and symptoms include fainting, shortness of breath, fatigue, cough, dizziness, chest pain, heart palpitations and swelling in the ankles or abdomen.

PAH encompasses primary pulmonary hypertension, which occurs with no known cause, and secondary pulmonary hypertension, which is associated with diseases like scleroderma (an autoimmune disease of the connective tissue), cirrhosis of the liver, congenital heart defects and HIV infection, or as a result of certain diet drugs such as “fen-phen.” In 2003, the World Health Organization, or WHO, revised its disease classifications for pulmonary hypertension based on the mechanism of disease. Under this revised nomenclature, WHO Group I pulmonary arterial hypertension comprises primary and secondary pulmonary arterial hypertension.

The severity of PAH is typically classified using a system established by the New York Heart Association, or NYHA, that assesses a patient’s degree of functional limitation based primarily on shortness of breath. This system is divided into Classes I through IV, with Class IV being the most severe. Class I patients experience no limitation of physical activity and exhibit no symptoms, while Class IV patients experience symptoms of insufficient cardiac function at rest and are unable to carry out any physical activity without discomfort. The WHO uses a comparable classification system of functional disability. Physicians use these functional classification systems to track patients’ disease progression and responses to therapies.

In addition to the NYHA classification system, the six-minute walk test is widely used in medical practice and in clinical trials. The distance walked has been validated to correlate with the severity of PAH.

We estimate that PAH afflicts approximately 50,000 people in the United States. Because the symptoms of PAH resemble other diseases and historically treatment options have been limited, only 15,000 people are currently diagnosed and under various treatments, including prostacyclins and endothelin receptor antagonists, or ETRAs. The number of patients under treatment is expected to grow to 21,000 by the end of 2008 because of increased awareness of PAH among healthcare professionals and the introduction of new treatment options.

Other Therapies for PAH

Except for lung transplantation, a last-resort treatment option, there is no cure for PAH. Current therapies aim to alleviate symptoms of PAH by reducing blood pressure in the pulmonary arteries. Mild to moderate PAH is typically treated with a combination of drugs, including calcium channel blockers, diuretics, anticoagulants and ETRAs. As a patient’s disease progresses, prostacyclins are often added to these drug combinations. In addition, prostacyclins typically serve as front-line therapy for severe patients.

Prostacyclins. Prostacyclins are hormone-like substances produced in the walls of blood vessels that act as vasodilators, agents that cause blood vessels to dilate. In the United States, other than Ventavis, there are two prostacyclin-based products approved for the treatment of PAH, Flolan® (epoprostenol) and Remodulin® (treprostinil). Current prices of these drugs range from approximately $65,000 to $120,000 per patient annually.

Epoprostenol, the first approved therapy for PAH, is continuously delivered by an infusion pump via a central intravenous catheter placed surgically through the chest wall. Epoprostenol patients must prepare their doses each day by dissolving a dry powder form of the drug and maintain the solution at refrigerated temperatures to prevent degradation. In addition to the inconveniences associated with epoprostenol’s handling requirements, patients are exposed to the risks associated with central intravenous lines, including pulmonary blood clot, stroke and infections. Also, interruption of the continuous delivery of drug due to pump or catheter failure may result in a sudden life-threatening increase in pulmonary arterial pressure known as rebound.

Treprostinil requires continual delivery under the skin using a wearable infusion pump, eliminating the need for a central line. While treprostinil does not have the same handling requirements as epoprostenol, treprostinil has been shown to cause significant pain at the infusion pump site, with 85% of patients in its Phase III trial reporting significant pain and 32% requiring narcotics for pain management. In November 2004, the FDA approved an intravenous formulation of treprostinil for the treatment of PAH in patients with NYHA Class II to IV symptoms, and United Therapeutics introduced this formulation in early 2005. The intravenous formulation of treprostinil does not require chilling like epoprostenol does, nor do we believe it causes the pain associated with subcutaneously delivered treprostinil. In addition, United Therapeutics has disclosed that it is developing oral and inhaled formulations of treprostinil, and we are aware of several clinical studies involving an inhaled reformulation of treprostinil.

Endothelin Receptor Antagonists. Endothelin is a messenger hormone that is released by cells lining the inside of blood vessels in order to control blood flow. PAH patients have increased amounts of endothelin. ETRAs act by blocking the binding of endothelin to receptors on the vessel wall, causing vasodilation. We believe Ventavis may be complementary to ETRAs because prostacyclins and ETRAs work by different mechanisms of action. As a result, we believe that the commercial potential of Ventavis may be enhanced by market acceptance of ETRAs. The current price of Tracleer (bosentan), which is the only currently marketed ETRA, is approximately $40,000 per patient annually.

Bosentan is a twice-daily oral formulation approved for PAH. While effective, bosentan has a “black box” FDA label warning in effect due to liver toxicity observed in 11% of the 658 patients treated in two clinical trials. Furthermore, this drug has demonstrated birth defects in preclinical studies and, therefore, is an inappropriate treatment for women who are pregnant or may become pregnant. Other ETRAs in development include ambrisentan and Thelin (sitaxsentan).

PDE-5 Inhibitors. PDE-5 inhibitors suppress an enzyme that breaks down a natural vasodilator in the body. One PDE-5 inhibitor is being developed as a potential treatment for PAH. Recent results of a Phase III trial with the PDE-5 inhibitor, Revatio™ (sildenafil), have demonstrated efficacy in treating PAH. In December 2004, an NDA was submitted for sildenafil in the treatment of PAH. Although it has not been adequately studied in controlled clinical trials, we believe Ventavis could potentially be used with PDE-5 inhibitors in combination therapy due to complementary mechanisms of action. As a result, we believe that the commercial potential of Ventavis may be enhanced by market acceptance of PDE-5 inhibitors as treatment for PAH.

The Ventavis Solution

On December 29, 2004, the FDA approved Ventavis for the treatment of PAH in patients with NYHA Class III or IV symptoms, and we have obtained orphan drug designation for Ventavis, which we believe will provide us with market exclusivity in the United States for seven years from such approval date against another iloprost product for the same uses. We believe that Ventavis could become the first-line prostacyclin therapy for most PAH patients because Ventavis is less invasive and avoids many of the drawbacks associated with other prostacyclin treatments. Ventavis targets the pulmonary vessels directly through inhalation into the lungs, potentially reducing many of the side effects associated with subcutaneous or intravenous delivery. In particular, Ventavis avoids the pain associated with subcutaneous treprostinil, the potential infections associated with the catheter used to deliver epoprostenol and rebound episodes associated with sudden interruptions of epoprostenol delivery.

PAH is a progressive disease despite available therapies. Given the decline in patient health seen in the normal course of PAH, we believe that it is worth investigating the potential of therapies that combine drugs having different mechanisms of action. We are pursuing the development of a combination therapy of Ventavis and bosentan. In March 2005, we announced top-line safety and pilot efficacy results from our STEP Trial. In the STEP Trial, a combination therapy of Ventavis with bosentan was well-tolerated and provided clinical benefit to patients with PAH. Earlier studies of combination therapies have also yielded potentially promising results. A small physician-sponsored clinical trial in Germany demonstrated an improvement in exercise capacity when Ventavis and bosentan were administered in combination. Other small investigator-initiated trials in Germany have demonstrated improved exercise capacity when Ventavis and sildenafil were administered in combination. We believe combination therapy is becoming more prevalent in the treatment of PAH due to potential additive benefits. Although combination therapy remains investigational and has not been approved by the FDA, we believe that the results of our STEP Trial and other combination therapy trials provide the opportunity to expand the commercial potential of Ventavis.

Our annual Ventavis revenue per patient will depend on the number of doses the patient takes per day. The FDA indication label specifies six to nine doses per day. However, we cannot be certain that patients will comply with this dosing regimen. The price we currently charge to specialty pharmacy distributors is $29.35 per ampule, which provides a single dose. This price is subject to change.

Ventavis Clinical Development

Schering AG filed for marketing approval with the EMEA in 2001 based on a data set which included a Phase III trial, a Phase II trial and a Phase I device comparison trial of inhaled Ventavis using three different nebulizers. In these clinical trials, Ventavis was administered between six and nine times per day, with an average inhalation time of ten minutes for each administration. Typically, patients did not use the drug during sleeping hours. Ventavis was approved for marketing in Europe in September 2003 and was subsequently launched in Germany and various other European countries. Ventavis is also approved and commercialized in Australia.

Schering AG’s Phase III clinical trial was a randomized, double-blind, multi-center, placebo-controlled trial in 203 adult patients with PAH. Inhaled Ventavis or placebo was added to patients’ current therapy, which usually consisted of a combination of anticoagulants, calcium channel blockers, diuretics, oxygen and digitalis, but not prostacyclin or its analogues. The primary clinical endpoint was a composite of: (i) an improvement in NYHA functional class, (ii) an increase in the distance walked in six minutes of at least 10%, and (iii) no clinical deterioration or death. This primary endpoint was met by 17% of patients taking Ventavis and 5% of patients taking the placebo, a result which was statistically significant and clinically meaningful (p = 0.007). The secondary endpoint of distance walked in the six-minute walk test was statistically significant and clinically meaningful in the patients receiving Ventavis compared to those receiving the placebo (p < 0.01). A p-value is a mathematical test used to determine the validity of test results. A p-value of 0.007 means that the probability that this result occurred by chance is seven in 1,000. Statistical significance is usually defined as a p-value of equal to or less than 0.05 with decreasing values providing increasing probability of validity. In addition, approximately 25% of patients in the Ventavis group, compared with approximately 13% of patients in the placebo group, demonstrated at least a one class improvement in NYHA classification, a result that was statistically significant (p = 0.032). A one-step progression from a higher to a lower class represents a material improvement in a patient’s quality of life. There were four deaths in the placebo group and one death in the Ventavis group, a trend which was not statistically significant.

Ventavis was generally well-tolerated in the Phase III trial. Flushing and jaw pain, both typical side effects of prostacyclin therapies, were more common in the Ventavis group, but these were transient and did not require discontinuation of therapy. Overall, fewer Ventavis patients than placebo patients discontinued therapy and withdrew during the 12-week randomized phase. The number of patients who had any serious adverse event was similar in the two groups. The most frequent serious adverse event overall was congestive heart failure, which occurred more than twice as frequently among placebo patients compared to Ventavis patients. Patients in the Ventavis group also experienced a higher incidence of fainting than those in the placebo group, although none of these events were associated with clinical deterioration or premature withdrawal from the trial.

Future Ventavis Development for PAH

Previous small investigator-sponsored trials have suggested an additive treatment benefit of Ventavis when used in combination with bosentan and sildenafil. Based on these trials, we filed an Investigational New Drug Application, or IND, and completed enrollment in our STEP Trial, a Phase II safety and pilot efficacy trial of Ventavis in combination with bosentan in patients with PAH. In March 2005, we announced top-line safety and pilot efficacy results from the STEP Trial. In the trial, the combination of Ventavis with bosentan was well-tolerated and provided clinical benefit in patients with PAH. The trial was a double-blind, placebo-controlled trial conducted at fifteen U.S. sites with an enrollment of 65 patients. Patients already receiving bosentan were randomized to add Ventavis or placebo (32 Ventavis and 33 placebo).

Clinical benefits of adding Ventavis to bosentan were observed in a number of secondary endpoints. Combination treated patients (Ventavis plus bosentan) in the 6-minute walk test walked a mean difference of 26 meters farther than patients treated only with bosentan (p = 0.051). Other important clinical endpoints, including change in NYHA functional class, reduction in mean pulmonary artery pressure and delay in clinical deterioration were statistically significant (p values range from 0.02 to < 0.0001).

Common adverse events that occurred more frequently in the Ventavis combination treatment arm were those known to be associated with inhaled prostacyclin administration and included flushing, headache, cough and jaw pain. Syncope (fainting) occurred less frequently when compared to placebo (one Ventavis and two placebo), and no serious syncope adverse events were reported in either treatment group. No clinically relevant increases in laboratory abnormalities, including liver function tests, were observed in the combination treatment arm. Serious adverse events were infrequent (five Ventavis patients and seven placebo patients). No deaths occurred in either treatment arm.

We are also planning to develop Ventavis for pulmonary hypertension associated with IPF and we expect to commence a Phase II trial in the second quarter of 2005 for this indication. We may also evaluate the use of Ventavis in combination with other PAH therapies.

Based upon our FDA approval, we market Ventavis for use with the ProDose nebulizer manufactured by Profile Drug Delivery Ltd., a wholly owned subsidiary of Respironics, Inc. Profile’s HaloLite nebulizer was used in the Phase III trial conducted by Schering AG. Profile subsequently ceased manufacture of the HaloLite and replaced it with the ProDose model. The ProDose nebulizer has been granted 510(k) clearance from the FDA and our FDA approval was based, in part, on data submitted by us showing that the ProDose nebulizer delivers a comparable dose to the HaloLite nebulizer.

We are assisting Profile in its development of the I-Neb nebulizer, a hand-held, battery-operated nebulizer that we believe will be more convenient than the ProDose nebulizer. We are completing an in vitro dose comparability study of the ProDose and I-Neb nebulizer and plan to submit these data in a supplemental NDA to the FDA in the second quarter of 2005. We believe that FDA approval of the administration of Ventavis using the I-Neb nebulizer may be granted in the fourth quarter of 2005. If successfully developed and approved, we believe the I-Neb nebulizer will increase market adoption of Ventavis, thereby expanding our patient base and increasing the commercial potential of Ventavis.

In addition, we intend to work with a partner to develop an extended-release formulation of Ventavis that could require less frequent dosing and shorter inhalation times compared to the current formulation of Ventavis. However, we may not succeed in this development effort.

Ventavis for Pulmonary Hypertension Associated with Idiopathic Pulmonary Fibrosis

Market Opportunity

Idiopathic pulmonary fibrosis, or IPF, is a disease of unknown cause that results in fibrosis, or scarring, of the lungs. In time, fibrosis can accumulate until the lungs are unable to provide oxygen for the tissues of the body. IPF is progressive and can be fatal. Often the immediate cause of death is respiratory failure due to lack of oxygen, right-heart failure caused by pulmonary hypertension, heart attack, blood clot in the lungs or lung infection brought on by the disease. The average survival rate for patients with IPF is four to six years after diagnosis.

In addition to the 50,000 people estimated to have PAH in the United States, it is estimated that another 50,000 people have IPF in the United States. We estimate that at least 20% of these patients also have pulmonary hypertension associated with their IPF. This results from progressive scarring of the lung tissue that causes increased pulmonary artery pressure. Pulmonary hypertension tends to manifest itself late in the course of IPF and adds to the debilitating symptoms found in these patients.

Current Therapies

There are no approved therapies for IPF or for pulmonary hypertension associated with IPF, and none of the approved systemic drugs for PAH may be appropriate for these patients. Systemic vasodilators, like epoprostenol and treprostinil, dilate blood vessels in both normal and scarred, non-oxygenated sections of the lung. This may result in an undesirable effect where there is insufficient oxygen relative to the amount of blood flowing through the lungs. This can result in increased strain on the heart and fainting.

The Ventavis Solution and Regulatory Strategy

We believe that the local delivery of inhaled Ventavis may help ensure vasodilation occurs primarily in oxygenated portions of the lung and that this would provide an appropriate balance of oxygen and blood flowing through the lungs. A small physician-sponsored study has shown that patients with fibrotic lung disease who receive inhaled prostacyclins have less potential for mismatched pulmonary blood flow and oxygen delivery than similar patients who receive intravenous prostacyclins. Because of the potential advantages of Ventavis in treating this disease, we are currently planning to begin a Phase II clinical trial in the second quarter of 2005 to evaluate the effectiveness of inhaled Ventavis in the treatment of patients with pulmonary hypertension associated with IPF.

Sales, Marketing and Distribution

We have built and are deploying our sales and marketing organization to commercialize Ventavis in the United States. Our President and Chief Business Officer has significant experience in sales and marketing at large biotechnology and pharmaceutical companies. We have also hired an experienced Vice President of Marketing to lead our internal marketing organization in executing the Ventavis marketing plan, raising awareness of Ventavis through educational programs and supporting our sales force.

In addition, our clinical group has deployed five regional scientific managers to drive our educational effort with the physicians and nurses who treat PAH patients. To expand the number of patients diagnosed and treated for PAH, our regional scientific managers are actively building awareness for Ventavis with PAH opinion leaders and high volume prescribers and their treatment teams. Our marketing research indicates that physician awareness for inhaled iloprost is already strong. The regional scientific managers are helping to address patient and physician educational needs and identify educational opportunities for our sales force.

In March 2005, we completed the hiring of 20 professional sales representatives and three area business managers in order to reach the pulmonary and cardiology specialists involved in treating most PAH patients. Our sales force will target approximately 1,500 physicians, of which 500 to 600 physicians treat approximately 80% of the PAH patients. We believe a sales force of this size can effectively access the majority of the potential prescribers of PAH therapies.

Ventavis and the nebulizers are being distributed to patients through two specialty pharmacy distributors, Accredo Health Group, Inc. and Priority Healthcare Corporation. These specialty pharmacies provide services such as reimbursement assistance, patient education and professional compliance counseling. We believe these services will help patients successfully use Ventavis. We have entered into agreements with Accredo and Priority, pursuant to which each has been appointed as one of our specialty pharmacy distributors of Ventavis and approved nebulizers. Accredo has been designated our primary specialty pharmacy distributor and has been designated as the exclusive provider of call center support services for Ventavis.

Third-Party Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of reimbursement from third-party payors. Based on market research, we anticipate third-party payors will provide reimbursement for Ventavis. However, these payors are increasingly challenging the prices charged for medical products and services. It is time consuming and expensive for us to seek appropriate reimbursement treatment from third-party payors. Coverage and reimbursement may not be available or adequate to allow us to sell our products on a competitive and profitable basis. Our commercialization would be affected negatively if reimbursement for Ventavis or the nebulizer used to administer Ventavis, or both, is inadequate or not available.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the reimbursement of prescription drugs, which may affect the pricing, marketing and sales of our products. Current Medicare policies categorize the reimbursement of drugs, in part, based on the setting of care and the manner in which they are delivered. As primarily an outpatient therapy, we believe Ventavis could potentially be covered and reimbursed under Medicare.

Delivery of Ventavis requires specialized, breath-activated nebulizer technology like that found in the ProDose device to ensure delivery of a consistent and accurate dose. If Medicare reimbursement for the ProDose and any successor nebulizers is inadequate or not available, it would adversely affect the commercialization of Ventavis and our business and financial condition.

An ongoing trend has been for government payors to apply downward pressure on the reimbursement of biotechnology and pharmaceutical products. We expect that this will continue as these payors implement various proposals or regulatory policies that affect reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Manufacturing

We do not currently have manufacturing capabilities, nor do we intend to develop manufacturing capabilities in the near term. Our manufacturing strategy is to engage third parties to manufacture our products. We believe that this manufacturing strategy will enable us to direct financial resources to product and product candidate acquisitions or licenses, clinical development and commercialization of our products, rather than diverting resources to building manufacturing facilities.

Schering AG is the only manufacturer of Ventavis and manufactures it exclusively for us for use in the U.S. under the terms of our license agreement. Under our manufacturing and supply agreement, Schering AG has agreed to supply our orders for Ventavis, subject to its right to generally cease manufacture of iloprost on 24 months’ notice (or less notice, in the event that Schering AG implements a worldwide market withdrawal based upon the requirement of a regulatory authority in a major market country). Ventavis is a difficult compound to manufacture. The proprietary manufacturing process used to make Ventavis can take multiple years from beginning to end, and is held as a trade secret by Schering AG. The agreement provides that in the event that Schering AG ceases to produce Ventavis, or if Schering AG fails to meet its supply obligations for a certain period of time, we would be granted non-exclusive manufacturing rights for Ventavis. However, the development of internal manufacturing capabilities or obtaining a third-party manufacturer would be difficult and time consuming.

Our Ventavis FDA approval requires that we market Ventavis for use with the ProDose nebulizer manufactured by Profile. In December 2004, we entered into an agreement with Profile for the manufacture and supply of ProDose nebulizers. Pursuant to this agreement, Profile has agreed to supply ProDose nebulizers to our specialty pharmacy distributors at established prices. We are assisting Profile in its development of the I-Neb nebulizer, a hand-held, battery-operated nebulizer that we believe will be more convenient than the ProDose nebulizer. Our agreement with Profile also sets the prices at which I-Neb nebulizers would be sold to our specialty pharmacy distributors if the FDA approves the administration of Ventavis using Profile’s I-Neb nebulizer.

Schering AG, Profile and any future contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding foreign and state agencies to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over and cannot ensure third-party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, and could result in substantial delays, additional costs and lost revenues.

Competition

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical and biotechnology companies that are researching and developing products designed to treat cardiopulmonary and other chronic diseases. Currently, these companies have significantly greater financial, manufacturing, sales, marketing, product development and other resources. In addition to pharmaceutical and biotechnology companies, we may face competition from other sources including academic institutions, government agencies and private and public research institutions. Furthermore, physicians may elect to prescribe another company’s product to treat indications for which we have approval even if the product is not approved for such indication. This practice, commonly referred to as off-label use, could result in greater competition.

Ventavis competes primarily with Flolan (epoprostenol), marketed by GlaxoSmithKline, and Remodulin (trepostinil), marketed by United Therapeutics. In late 2004, the FDA approved an intravenous formulation of trepostinil, which United Therapeutics introduced in early 2005. United Therapeutics has also disclosed that it is developing oral and inhaled formulations of trepostinil, and that the oral formulation is in Phase I clinical trials in healthy volunteers.

In addition, while we believe there is the potential for Ventavis to be used in combination with ETRAs and PDE-5 inhibitors, we face competition from these classes of drugs because physicians may prescribe them instead of Ventavis. These drugs include Actelion’s Tracleer (bosentan), Myogen’s ambrisentan, Encysive Pharmaceuticals’ Thelin (sitaxsentan) and Pfizer’s Revatio (sildenafil). Ambrisentan and sitaxsentan, both in Phase III clinical trials, are ETRAs. Pfizer recently completed PAH Phase III clinical trials for sildenafil, a PDE-5 inhibitor, currently approved for erectile dysfunction, and submitted an NDA for the treatment of PAH with sildenafil in December 2004. We believe the promotion and adoption of additional treatment options for PAH, such as ETRAs and PDE-5 inhibitors currently in development, will help raise awareness with health care professionals and potentially expand the overall PAH treatment market.

For more information, see “Risk Factors and Other Uncertainties—If our competitors are able to develop and market products that are preferred over Ventavis, our commercial opportunity will be significantly reduced or eliminated.”

Schering AG License and Manufacturing Agreements

On October 2, 2003, we entered into a development and license agreement with Schering AG. This agreement grants us the exclusive right to develop and commercialize Ventavis in the United States for inhaled use for the treatment of pulmonary hypertension. We are obligated to use our best efforts to develop Ventavis in accordance with a mutually agreed upon development plan and to commercialize Ventavis in the United States.

We paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. The agreement originally required us to pay Schering AG $9.0 million upon FDA approval of Ventavis, but was amended in December 2004 to make that amount plus certain interest payments due by August 2005. In addition, the agreement requires us to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis. We have also agreed to pay Schering AG a royalty based on Ventavis net sales until the later of the last to expire patent covering Ventavis or ten years from our first commercial sale of Ventavis. In addition, we are obligated to grant to Schering AG a royalty-free, exclusive license to use certain intellectual property rights created by or on behalf of us related to Ventavis for use outside the United States.

Under our manufacturing and supply agreement, as amended, Schering AG has agreed to supply our orders for Ventavis at a pre-determined price, as and when reasonably requested and in accordance with relevant specifications, and we have agreed to purchase our Ventavis requirements exclusively from Schering AG. Under the agreement, we will periodically provide Schering AG forecasts of our clinical and commercial Ventavis requirements. A portion of each forecast will constitute a binding commitment and a portion of each forecast will be non-binding. Schering AG has agreed to provide us priority that is at least as high as the priority it applies to its own internal requirements for Ventavis or any other higher priority iloprost substance or product. The agreement provides that in the event Schering AG ceases manufacture of Ventavis, or if it fails to meet its supply obligations, we would be granted non-exclusive manufacturing rights for Ventavis and Schering AG would be obligated to provide us reasonable support and a transfer of know-how to enable such manufacture by us or a third party. The agreement may be terminated by either party for material breach if such breach is not cured within the applicable notice period (which ranges from 90 to 180 days) and under certain other conditions.

We must seek Schering AG’s approval before sublicensing our rights under the development and licensing agreement. In addition, if we intend to pursue a transaction pursuant to which we would be acquired by or otherwise merge with a company that sells a pulmonary hypertension drug that is directly competitive with Ventavis, Schering AG has a right of first negotiation to acquire our company subject to the terms set forth in the agreement.

Profile Supply Agreement

On December 29, 2004, we entered into an agreement with Profile Drug Delivery Ltd. This agreement grants us the exclusive right to distribute Profile’s ProDose and I-Neb nebulizers and related consumables in the United States with Ventavis or any other formulation of iloprost. Profile has agreed to supply nebulizers in accordance with relevant specifications to one or more specialty pharmacy companies designated by us pursuant to purchase orders of such specialty pharmacy companies for a term of at least 10 years. The agreement provides that we are obligated to pay Profile certain milestone payments upon the occurrence of certain development or regulatory milestones concerning Ventavis or the ProDose or I-Neb nebulizers, but the price for the supply of nebulizers to the specialty pharmacy companies will be paid directly by the specialty pharmacy companies. Profile is entitled to terminate the agreement if a specialty pharmacy company breaches its agreement with Profile with respect to Ventavis, subject to a cure period by the specialty pharmacy company or us, and under certain other conditions.

Accredo Specialty Pharmacy Distributor Agreement

On January 19, 2005, we entered into an agreement with Accredo Health Group, Inc. Under this agreement, Accredo has been appointed as one of our specialty pharmacy distributors of Ventavis and approved nebulizers. Under the agreement, Accredo is also obligated to provide services to patients and physicians such as reimbursement assistance, patient education and professional compliance counseling, and the agreement designates Accredo as the exclusive provider of call center support services for Ventavis. The agreement requires us to pay Accredo for providing these services, and Accredo is required to provide us data related to call center and reimbursement support services, distribution and compliance for patients initiated on Ventavis. The agreement extends for an initial term of three years, unless terminated by either party on 180 days notice or under certain other conditions.

Cardinal Health Distribution Agreement

On March 10, 2005, we entered into an agreement with Cardinal Health PTS, LLC. Under this agreement we have designated Cardinal Health as the exclusive distribution agent to our specialty pharmacy distributors for the commercial sales of Ventavis in all formulations within the United States. The agreement requires us to pay Cardinal Heath for providing these services, and Cardinal Health is required to distribute Ventavis in accordance with specified operating guidelines, which include terms and conditions regarding matters such as Ventavis storage, distribution, returns, customer support and financial support. The initial term of the agreement is three years with automatic renewal terms of one year thereafter, unless terminated by either party on 180 days notice or under certain other conditions.

Columbia University License

In March 2000, we entered into an exclusive license agreement with the Trustees of Columbia University in the City of New York for the exclusive, worldwide rights to develop and commercialize products and services covered by certain Columbia University patents relating to the use of inhaled hyaluronic acid to treat certain respiratory diseases. We used this proprietary hyaluronic solution to explore the development of CTX-100 for two indications, emphysema due to smoking and genetic emphysema. We have decided to stop development of CTX-100, and we are considering whether to terminate the agreement. Although we have not received any formal notice, Columbia University has indicated to us that it believes we have materially breached the license agreement by failing to complete a required development milestone, and we expect Columbia University will seek to terminate the license.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain patent protection for our products and product candidates, preserve trade secrets, prevent third parties from infringing upon the proprietary rights of our products and product candidates and operate without infringing upon the proprietary rights of others, both in the U.S. and internationally.

We own one U.S. patent application and its corresponding international application directed to combination therapies for the treatment of PAH. We co-own the rights to one U.S. and four related foreign national patent applications in the field of inhalation therapy using hyaluronic acid for the treatment of certain respiratory diseases. We have also licensed the exclusive rights to two issued patents and one U.S. and four related foreign national patent applications in the field of inhalation therapy using hyaluronic acid for the treatment of respiratory diseases. We have also licensed the rights to three issued patents relating to iloprost. We own two U.S. patent applications and two corresponding international applications in the fields of combination therapies for the treatment of hypertension, diabetes and metabolic syndrome.

United States patents generally have a term of 20 years from the date of filing. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our intellectual property will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we file or license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, including those related to Ventavis may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products and product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product candidate, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We rely to a large extent on trade secrets held by Schering AG with respect to the manufacture of Ventavis. Trade secrets are difficult to protect and Schering AG’s manufacturing trade secrets may become known or be independently discovered by competitors. We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

The U.S. composition of matter patent owned by Schering AG claiming Ventavis expired on September 8, 2004 and the U.S. process patents owned by Schering AG relating to Ventavis will expire in 2007 and 2010. Although Schering AG may have trade secrets and process patents for the manufacture of Ventavis, competitors may develop alternative ways to manufacture the drug, which could harm our competitive position. The FDA designated Ventavis as an orphan drug for the treatment of PAH, which we believe will help protect our competitive position in the market.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities, research institutions and others may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. We are aware of a use patent that covers the combination of Ventavis and PDE inhibitors, which we may seek to license. Any license may not be available to us on commercially reasonable terms, or at all. Any litigation relating to intellectual property rights would likely be costly and time consuming, and if successful against us, could cause us to pay substantial damages or require us to cease development or marketing of our products.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, reporting, approval, advertising, sale, promotion and import and export of our products.

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	pre-approval inspection of manufacturing facilities; and

•	FDA approval of an NDA or NDA supplement.

The testing and approval process requires substantial time and financial resources, and we cannot be certain that any new approvals for our product candidates will be granted on a timely basis if at all.

Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including among other things delays in:

•	obtaining regulatory approval to commence a study;

•	reaching agreement with third party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining institutional review board approval to conduct a study at a prospective site;

•	recruiting patients to participate in studies and obtaining patient informed consents; and

•	supply of the drug.

Prior to commencing the first clinical trial, an initial IND must be submitted to the FDA, which must include among other things preclinical data from animal and laboratory testing, any foreign or other marketing experience with the proposed drug, and the investigational plan. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such case the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center. Regulatory authorities, an institutional review board or the sponsor, may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.

For purposes of NDA approval, human clinical trials are typically conducted in phases that may overlap:

•	Phase I—the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase II—studies are conducted in a limited patient population to identify possible adverse effects and safety risks, to make an initial determination of the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•	Phase III—when Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites.

Results of preclinical studies and clinical trials, as well as detailed information about the labeling, manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of the NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. Before approving the NDA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless compliance with current Good Manufacturing Practices, or cGMP, is satisfactory. In addition, the FDA may seek input from one or more of its internal expert advisory committees in connection with its review and action with respect to an NDA.

Once an NDA is accepted for filing, the FDA typically responds within ten months by issuing an approval letter, approvable letter, or not approvable letter. An approval letter states that the drug is approved. An approvable letter is issued if the application substantially meets the FDA’s requirements and can be approved if certain conditions are met or information is provided, such as certain changes in labeling. A not approvable letter states that the application may not be approved and describes the deficiencies that must be addressed in order for the product to be approved, which could include, for example, new analyses of previously submitted data or conduct of an additional clinical trial. If additional data are submitted, the FDA could extend the review period for up to an additional six months. If an additional clinical trial is required, a much larger delay would be anticipated.

The FDA has established priority and standard review classifications for NDAs. If an NDA is granted priority review, the FDA has agreed that under the Prescription Drug User Fee Act, or PDUFA, the FDA will render an approval decision within six months of the submission of an NDA. Priority designation may be granted to new drugs that would be a significant improvement compared to currently marketed products in the treatment or prevention of a disease. The NDA for Ventavis was granted priority review by the FDA.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied for continuing drug approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information. No Phase IV requirement was included with the approval of Ventavis.

Clinical trials are designed and conducted in a variety of ways. A “placebo-controlled” trial tests the safety and efficacy of a drug on a group of patients receiving the drug against a separate group receiving a placebo. In a “single-blind” study, the researcher knows into which group of the trial the patient has been placed, but the patient does not. In a “double-blind” study, neither the researcher nor the patient knows into which group the patient has been placed, or whether the patient is receiving the drug or the placebo. In such studies, experimental subjects and control subjects are assigned to groups upon admission to the study and remain in those groups for the duration of the trial. Clinical studies must be conducted in accordance with the FDA’s good clinical practice, or GCP, requirements. Preclinical studies must be conducted in accordance with the FDA’s good laboratory practice, or GLP, requirements.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or as part of an NDA supplement for approval of a new indication if the product candidate is already approved for another indication. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, which could include an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. Once approved, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new drugs for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, and may be subject to post-approval study commitments and special risk management requirements, including among other things restrictions on distribution. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, additional regulatory approval for Ventavis would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Medical devices used to administer a drug are also subject to FDA review. Certain devices, such as the I-Neb nebulizer that Profile is developing in collaboration with us, require premarket review and clearance from the FDA through the submission of a premarket notification under Section 510(k) of the U.S. Food, Drug and Cosmetic Act. A “510(k) notification” is a premarketing notification submitted to the FDA to demonstrate that a medical device is “substantially equivalent” to one or more “predicate devices” that were cleared for marketing through a 510(k) notification or that were marketed prior to May 28, 1976 and for which the FDA has not required a premarket approval application. The term “substantially equivalent” means the device has the same intended use as a predicate device, and either has the same technological characteristics as the predicate, or different technological characteristics and the 510(k) notification includes data and information demonstrating that the new device does not raise different questions of safety and effectiveness than the predicate. If FDA determines that a device is not substantially equivalent to a predicate device, then FDA approval of a premarket approval application, or PMA, may be required prior to marketing the device. A PMA must contain data from preclinical and clinical studies of the device, proposed labeling, manufacturing information, and other data and information to demonstrate the device is safe and effective for its intended use.

FDA approval of an NDA or a supplemental NDA may also be required when a device and drug are intended to be used together. Under FDA regulations, a “combination product” includes a device that is intended for use with an approved individually specified drug where the labeling of the approved drug product would need to be changed. The FDA may require for such a combination product both the approval of a supplemental NDA and clearance of a 510(k) to assure safety and effectiveness and mutually conforming labeling. The FDA’s combination product policy is evolving. In addition, manufacturers of FDA-cleared devices must maintain compliance with FDA quality system regulations, or QSRs, and with postmarket reporting and other postmarketing requirements applicable to devices.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, other periodic reporting requirements, adherence to the FDA’s rules for advertising and promotion, and requirements for seeking FDA approval of changes to a drug product or labeling. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current Good Manufacturing Practices, or cGMP, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product meets applicable specifications. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, fail to approve our NDA, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug. Noncompliance with cGMP requirements also can result in issuance of warning letters, civil and criminal penalties, seizures, and injunctive action.

The FDA closely regulates the labeling, marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Advertising and promotion must also fairly balance information on benefits with safety information, and must be submitted to the FDA at the time of first use or in certain situations prior to first use. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

Our sales, marketing and scientific/educational programs must also comply with the medicines advertising and anti-bribery rules and related laws, such as anti-kickback provisions of the Social Security Act, the False Claims Act, the Veterans Healthcare Act, and similar state laws. Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Depending on the circumstances, failure to meet these requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates or approval of expanded indications for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Ventavis received orphan drug designation in August 2004 for the treatment of PAH. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. The FDA may permit additional companies to market a drug for the designated condition if such companies can demonstrate clinical superiority, or if we are unable to provide sufficient drug supply to meet medical needs. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. As a result, even now that Ventavis has been approved and has received orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by Ventavis, or could approve an iloprost product for other uses, which physicians might prescribe and pharmacies might dispense off-label for the same uses as Ventavis. Any of these FDA actions could create a more competitive market for us.

Employees

We had 39 full-time employees as of December 31, 2004 and 69 full-time employees as of March 15, 2005. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Available Information

Our internet address is www.cotherix.com. Our investor relations’ website is located at http://ir.cotherix.com. We make available, free of charge on our investor relations’ website under “SEC Filings,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). The information found on our website is not part of this or any report that we file with or furnish to the SEC.

ITEM 2. PROPERTIES

Our headquarters are located in South San Francisco, California, and consist of approximately 14,145 square feet of space. The lease expires in January 2009. The current annual rental expense under this lease is approximately $250,000, subject to annual increases.

We may add additional offices in the United States of America and in other countries as growth opportunities present themselves, as well as abandon locations that are no longer required to meet the needs of our business.

ITEM 3. LEGAL PROCEEDINGS

Currently, we are not a party to any material legal proceedings. In the future, we may become involved in litigation from time to time in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

(a) Our common stock is traded on the Nasdaq National Market under the symbol “CTRX.” The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported by the Nasdaq National Market from October 15, 2004 to December 31, 2004. We did not pay any cash dividends with respect to our common stock during any of the periods indicated below:

	High	Low
Fiscal 2004
Fourth Fiscal Quarter (beginning October 15, 2004)	$13.14	$4.50

As of March 1, 2005, there were approximately 69 holders of record and approximately 1,200 beneficial holders of our common stock. On March 1, 2005, the last reported sales price on the Nasdaq National Market for our common stock was $7.55. The market for our common stock is highly volatile.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors.

Unregistered Sales of Equity Securities

For the year ended December 31, 2004, we granted options to purchase an aggregate of 2,121,840 shares of our common stock to our employees, directors and consultants under our 2000 Stock Plan and 2004 Equity Incentive Plan. For the year ended December 31, 2004, we issued an aggregate of 917,746 shares of common stock pursuant to the exercise of stock options for cash consideration with an aggregate exercise price of $0.73. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

(b) Use of Proceeds from Registered Securities.

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-113521) that was declared effective by the Securities and Exchange Commission on October 15, 2004.

The initial public offering was effective on October 15, 2004 and closed on October 20, 2004. There were 5,000,000 shares sold at a price of $6.00 per share, for an aggregate offering price of $30.0 million. We paid discounts and commissions of approximately $2.1 million to the underwriters and incurred additional costs of approximately $2.7 million in connection with the offering, resulting in net proceeds of approximately $25.2 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

From October 15, 2004 through December 31, 2004, we used approximately $5.3 million of the net proceeds from the public offering. These expenditures included:

•	$1.4 million to fund the commercialization of Ventavis, including establishing field-based clinical, physician education and commercial capabilities in preparation for the launch of Ventavis; and

•	$1.4 million to fund clinical trials for Ventavis.

We also used the proceeds to fund other development of Ventavis, working capital, capital expenditures and other general corporate purposes, including the legal, insurance and other costs associated with operating as a public company.

We expect to use the net proceeds to pay a $9.0 million milestone, plus certain interest payments, by August 2005 to Schering AG for the approval of Ventavis by the FDA. We also anticipate using the net proceeds on sales and marketing activities related to the commercialization of Ventavis, conducting additional development for expanded uses of Ventavis and building our infrastructure to support our operations as a public company. We will also use the net proceeds to fund other working capital, capital expenditures and other general corporate purposes. We may also use the proceeds to acquire or license other products or product candidates, although we have no present agreement regarding any material acquisitions.

The amounts and timing of our actual expenditures depend on several factors, such as the progress of our product development, regulatory requirements and commercialization efforts and the amount of cash used by our operations. Accordingly, we will retain broad discretion over the use of net proceeds from the offering. Pending their use, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2004 to 12/31/2004	*	N/A	0	0

*	Shares repurchased pursuant to the terms of a stock option agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following tables show selected financial data. The selected financial data, including the selected unaudited quarterly financial information, has been derived from our audited financial statements for the fiscal years ended December 31, 2000 through 2004. The information set forth below is not necessarily indicative of results of future operations, is qualified by reference to, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$—	$15	$44	$40	$—
Total operating expenses	38,255	11,614	4,800	3,100	1,022
Net loss	(37,796)	(12,628)	(4,684)	(2,883)	(1,015)
Net loss attributable to common stockholders	(62,843)	(26,978)	(4,684)	(2,883)	(1,015)
Basic and diluted net per share attributable to common stockholders	(13.39)	(59.49)	(12.67)	(8.11)	(3.42)

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$43,251	$20,549	$1,657	$6,300	$435
Total assets	54,410	21,343	1,968	6,629	469
Redeemable convertible preferred stock	—	40,291	10,135	10,135	1,266
Deficit accumulated during the development stage	(59,084)	(21,228)	(8,582)	(3,898)	(1,015)
Total stockholders’ equity (deficit)	40,904	(20,049)	(8,560)	(3,889)	(1,012)

Selected Unaudited Quarterly Financial Information for the Fiscal Years Ended December 31, 2004 and 2003:

	2004
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share and share amounts)
	(unaudited)
Research and development	$2,288	$6,217	$3,889	$3,183
Selling, general and administrative	1,785	1,994	1,678	2,383
Acquired product rights	150	—	7,000	—
Amortization of employee stock-based compensation	1,633	3,825	1,126	1,104
Net loss	(5,778)	(11,941)	(13,598)	(6,479)
Net loss attributable to common stockholders	(30,784)	(11,959)	(13,617)	(6,483)
Basic and diluted net loss per share attributable to common stockholders	$(40.41)	$(11.53)	$(10.92)	$(0.41)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	761,863	1,037,538	1,247,017	15,823,634

	2003
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share and share amounts)
	(unaudited)
Research and development	$427	$537	$486	$613
Selling, general and administrative	321	518	681	1,310
Acquired product rights	—	815	—	5,250
Amortization of employee stock-based compensation	—	—	—	656
Net loss	(738)	(1,896)	(1,634)	(8,360)
Net loss attributable to common stockholders	(738)	(3,558)	(2,629)	(20,053)
Basic and diluted net loss per share attributable to common stockholders	$(1.91)	$(9.34)	$(6.88)	$(29.79)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	385,474	381,139	382,049	673,094

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of our business and results of operations. You should read the following discussion and analysis of our financial condition in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including without limitation information with respect to our plans and strategy for our business and our financial condition, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section titled “Risk Factors and Other Uncertainties” immediately following this MD&A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling our product Ventavis in March 2005, after it received FDA approval for the treatment of PAH in patients with New York Heart Association Class III or IV symptoms in December 2004. Also in March 2005, we announced top-line safety and pilot efficacy results from a Phase II combination therapy trial of Ventavis with bosentan (Tracleer), an approved treatment for PAH. This clinical study, which is known as the STEP Trial, showed that the combination of Ventavis with bosentan was well-tolerated and provided clinical benefit in patients with PAH.

We licensed the exclusive U.S. rights to Ventavis from Schering AG in October 2003. Under the license agreement, we paid Schering AG $6.0 million upon signing the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. The agreement originally required us to pay Schering AG $9.0 million upon FDA approval of Ventavis, but was amended in December 2004 to make that amount, plus simple interest at 10%, due by August 2005. In addition, we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis.

Prior to licensing Ventavis, our research and development costs were associated with our product candidate CTX-100 and identifying other product candidates. We are not actively developing CTX-100 and are considering alternatives for CTX-100. During 2002 and 2003, our costs associated with the research and development of CTX-100 represented substantially all of our research and development expenses. Subsequent to our licensing of Ventavis from Schering AG in October 2003, our research and development costs increased significantly and will continue to increase as we focus on the further development for expanded uses of Ventavis.

We are in the development stage and have incurred net losses since our inception. As of December 31, 2004, we had a deficit accumulated during the development stage of $59.1 million. We recognized net losses of $4.7 million, $12.6 million and $37.8 million in the years ended December 31, 2002, 2003, and 2004, respectively.

To date, substantially all of our operations have been funded through the sale of equity securities. We have raised net cash proceeds of $64.2 million from the private placement of redeemable convertible preferred stock, including $29.1 million raised from the sale of Series C redeemable convertible preferred stock and convertible promissory notes in 2003 and $25.0 million from the sale of Series C redeemable convertible preferred stock in February 2004. In addition, in October 2004 we received net cash proceeds of approximately $25.2 million, after deducting underwriting discounts and commissions and offering costs, in connection with our initial public offering of common stock. In February 2005, we received net cash proceeds of approximately $34.9 million, after deducting underwriting discounts and commissions and offering costs, in connection with a follow-on offering of common stock.

Through December 31, 2004 we did not generate any revenue from sales of commercial products. We began selling our first product, Ventavis, in March 2005.

Outlook

We anticipate that a substantial portion of our efforts in 2005 will be focused on sales and marketing activities for Ventavis, conducting additional development for expanded uses of Ventavis and building our infrastructure to support our operations as a public company. We plan to conduct additional development for expanded uses of Ventavis which includes initiating a Phase II clinical trial in the second quarter of 2005 to evaluate Ventavis for the treatment of pulmonary hypertension associated with IPF. In addition, we intend to work with a partner to develop an extended-release formulation of Ventavis that could require less frequent dosing and shorter inhalation times compared to the current formulation of Ventavis. In order to expand our pipeline, we will continue to actively pursue opportunities to license or acquire additional products or product candidates, which may require additional capital and personnel.

By August 2005, we are required to pay Schering AG a milestone payment of $9.0 million plus certain interest payments. This milestone was capitalized as an acquired product right upon Ventavis receiving FDA approval in December 2004. In addition, we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis.

Due to the significant risks and uncertainties inherent in the development of drugs, our dependence on third party manufacturing and the regulatory process, the costs and timelines to complete further development of Ventavis are not accurately predictable. Results from clinical trials may not be favorable. Data from clinical trials are subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals or label expansion. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of product candidates.

In addition, our efforts to commercialize Ventavis are subject to various risks, including without limitation competition from existing and future products, dependence on third parties to, among other things, manufacture and distribute Ventavis, the need to complete and integrate our sales and marketing organization, the need to obtain adequate reimbursement for Ventavis and approved nebulizers, the need to obtain additional regulatory approvals to expand the commercial potential of Ventavis and market acceptance of our product. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties. See “Risk Factors and Other Uncertainties” for additional information.

Our Operating Expenses

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with our clinical trials and field-based clinical activities, non-clinical activities such as toxicology testing, regulatory activities and research-related overhead expenses. These expenses include regulatory consultants, development milestones, clinical supplies and the costs of other clinical vendors such as clinical research organizations and investigators. We expense all research and development costs as they are incurred. We expect our research and development expenses to increase in the future as we continue to develop Ventavis, implement field-based clinical capabilities and potentially license additional products or product candidates.

Selling, general and administrative expenses consist primarily of salaries and related expenses, marketing programs and professional services fees. We anticipate that selling, general and administrative expenses will increase significantly as a result of the commercial launch of Ventavis and the other activities associated with the planned expansion of our business. Costs have also increased and will continue to increase as we incur additional costs for staffing, insurance and other professional fees associated with our operating as a public company.

Acquired product rights consist of payments, including upfront license fees and milestone payments for acquired products that have not been developed into saleable products or approved by regulatory agencies. These amounts are charged to expense as incurred. Acquired product rights also include the amortization of amounts capitalized as intangible acquired product rights. These capitalized amounts consist of milestone payments for licensed products that have been approved by the FDA for marketing. We expect that acquired product rights will increase in the future if we in-license additional products or product candidates and if Ventavis achieves additional sales-based milestones.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act of 2002 include maintaining adequate corporate oversight and internal controls. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and to satisfy new reporting requirements.

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

Our significant accounting policies are more fully described in Note 2 to our financial statements. The following accounting policies are important in fully understanding and evaluating our reported financial results.

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

The information regarding net loss as required by SFAS No. 123, presented in Note 2 to our financial statements, has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

Stock compensation expense, which is a non-cash charge, results from stock option grants to employees and directors at exercise prices below the deemed fair value of the underlying common stock. We recognize this compensation expense on a straight line basis over the vesting period of the underlying option, generally four years.

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

We granted certain stock options during the year ended December 31, 2003 that resulted in deferred stock compensation of $10.7 million. For the year ended December 31, 2004, we granted additional stock options that resulted in incremental deferred stock compensation of $13.6 million, thereby bringing total deferred stock compensation through December 31, 2004 to $24.2 million. Deferred stock compensation represents the difference between the deemed fair value of common stock and the option exercise price at the date of grant. It is recorded as a reduction to stockholders’ equity and is amortized as compensation expense over the vesting period of the options, generally four years. The amount of deferred stock-based compensation expensed in the year ended December 31, 2004 was $7.7 million. Based on deferred compensation amounts recorded through December 31, 2004, the total per year amortization expense will be $4.1 million, $4.0 million, $3.4 million and $237,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively. In 2004, we recorded a $4.1 million reduction in deferred stock-based compensation to reflect employee terminations including $3.6 million related to our former Chief Executive Officer who resigned in June 2004.

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, or SFAS 123(R), which supercedes previous accounting rules covering stock options issued to employees. For the Company, SFAS 123(R) is scheduled to become effective with the quarterly reporting period beginning July 1, 2005. Under SFAS 123(R), we will be required to record compensation expense for stock options issued to employees, based on an estimate of the fair value of the options when they are issued. Because the stock option valuation assumptions permitted under SFAS 123(R) are different than those contained in SFAS 123(R), the stock option valuation disclosures contained in the footnotes to our financial statements may differ significantly from the valuations we record in the financial statements upon the adoption of SFAS 123(R) in the third quarter of 2005. We are currently evaluating which method we will use to adopt SFAS 123(R). Regardless of the method we choose, we expect SFAS 123(R) to increase our operating expenses, which will have a material impact on our statement of operations.

Deemed Dividend Upon Issuance of Redeemable Convertible Preferred Stock

In October 2003, we entered into an agreement to sell Series C redeemable convertible preferred stock in multiple closings. The initial closings occurred in October and November 2003 with net proceeds of $29.1 million, which included the conversion of convertible promissory notes with principal amount totaling $1.5 million. Subsequent to the commencement of our initial public offering, the fair value of our common stock was determined to be $8.09 per share as of October 2003. Accordingly, we recorded a deemed dividend of $14.3 million for the year ended December 31, 2003. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2003.

In February 2004, we consummated the remaining closing of our Series C redeemable convertible preferred stock financing resulting in net cash proceeds of $25.0 million. Subsequent to the commencement of our initial public offering, the fair value of our common stock was determined to be $11.70 per share as of February 2004. Accordingly, we recorded a deemed dividend of $25.0 million as of February 2004. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per share for the year ended December 31, 2004.

Accounting for Intangible Assets

Our intangible assets consist of acquired product rights. We apply judgments to determine the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, the existence of competing technology and potential obsolescence.

We review intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our asset impairment review assesses the fair value of the assets based on the future cash flow we expect the assets to generate. The assumptions we use in determining cash flows attributable to our intangible assets over their respective estimated useful lives are consistent with the plans and estimates we use to manage our underlying business. In making these estimates, we are required to make judgments as to the future revenue and expenses generated by the asset. The assumptions and estimates we use when determining the fair value of long-lived assets are highly subjective due to the forward-looking nature of these estimates. In some cases we are required to estimate cash flows related to a particular long-lived asset for up to 10 years.

We recognize an impairment loss when the estimated undiscounted future cash flow we expect to result from the use of the asset, plus net proceeds we expect from the disposition of the asset (if any), are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through December 31, 2004, there has been no such impairment.

Clinical Trial Accruals

We record accruals for clinical trial costs associated with clinical research organizations, investigators and other vendors based upon the estimated amount of work completed on each trial. All such costs are charged to research and development expenses based on these estimates. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate activity levels associated with various trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not experienced material changes in these estimates.

Results of Operations

Year Ended December 31, 2003 Compared to 2004

Grant revenue. We recognized government-sponsored grant revenue of $15,000 in 2003 and had no government-sponsored grant revenue in 2004 as a result of the completion in the second quarter of 2003 of a CTX-100 research project.

Research and development. Research and development expenses increased from $2.1 million in 2003 to $15.6 million in 2004. The $13.5 million increase primarily reflects an increase of $2.5 million for the recruitment and hiring of additional clinical, regulatory and operational personnel, an increase of $4.0 million for our clinical trial costs, an increase of $3.3 million for clinical supplies and milestones for the Ventavis drug delivery device, and an increase of $2.7 million for the expansion of our clinical, regulatory and operational activities required to obtain regulatory approval for Ventavis.

Selling, general and administrative. Selling, general and administrative expenses increased from $2.8 million in 2003 to $7.8 million in 2004. The $5.0 million increase primarily reflects an increase of $2.5 million for the recruitment and hiring of additional personnel and an increase of $1.8 million in professional fees, consultants and business development and marketing activities.

Acquired product rights. We expensed a $6.0 million license fee paid to Schering AG for rights to Ventavis in 2003, as well as $65,000 under license agreements with other third parties. In the year ended December 31, 2004, we paid to Schering AG and expensed a milestone payment of $7.0 million and paid and expensed $150,000 to other third parties. In December 2004, we capitalized the $9.0 million milestone payment due to Schering upon the FDA approval of Ventavis. This $9.0 million amount will be paid by August 2005 and will be amortized over 10 years from product approval; no amounts were amortized in 2004. The intangible asset and its related amortization period will be assessed regularly for impairment.

Interest and other income (expense), net. Interest and other income (expense), net, increased from an expense of $1.0 million in 2003 to income of $459,000 in 2004. This increase in interest income related to our higher cash balances as a result of our equity financing, partially offset by the interest cost associated with the beneficial conversion features of and warrants related to the redeemable convertible notes payable issued in 2003 as discussed in Note 8 to our financial statements.

Year Ended December 31, 2002 Compared to 2003

Grant revenue. We recognized government-sponsored grant revenue of $44,000 in 2002 and $15,000 in 2003. The decrease of $29,000 was due to the completion of a CTX-100 research project during the second quarter of 2003.

Research and development. Research and development expenses decreased from $3.2 million in 2002 to $2.1 million in 2003 primarily as a result of completion of preclinical testing of CTX-100. Substantially all research and development expenses for 2002 and 2003 were for the development of CTX-100.

Selling, general and administrative. Selling, general and administrative expenses increased from $1.4 million in 2002 to $2.8 million in 2003. The increase of $1.4 million resulted principally from an increase in salaries and related expenses and professional services fees during 2003.

Acquired product rights. We recorded a $6.0 million license fee paid to Schering AG for rights to Ventavis in 2003, as well as $65,000 under license agreements with other third parties. In 2002, we paid $175,000 under a license agreement.

Interest and other income (expense), net. Interest and other income (expense), net decreased from income of $72,000 in 2002 to an expense of $1.0 million in 2003. The change was due primarily to the beneficial conversion features of and warrants related to the redeemable convertible notes payable issued in 2003 as discussed in Note 8 to our financial statements.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through December 31, 2004, we had received net cash proceeds of $90.1 million from the issuance of shares of preferred and common stock, including net cash proceeds in connection with our initial public offering of common stock completed in October 2004 of approximately $25.2 million, after deducting underwriting discounts and commissions and offering costs. As of December 31, 2004, we had cash and cash equivalents of $43.3 million, which does not include $34.9 million in net proceeds from our follow-on offering completed in February 2005.

For the year ended December 31, 2004, we used net cash of $27.1 million for operating activities. This consisted of a net loss for the period of $37.8 million, which included a $7.0 million milestone payment to Schering AG and $7.7 million in non-cash amortization of deferred stock-based compensation. Net cash used in investing activities during the year ended December 31, 2004 was $1.0 million for purchases of property and equipment relating to our move to a new facility during the first quarter of 2004. Net cash provided from financing activities during 2004 was $50.8 million, primarily from the issuance of Series C redeemable convertible preferred stock of $25.0 million in February 2004 and $25.2 million related to our initial public offering in October 2004.

For the year ended December 31, 2003, we used net cash of $10.1 million for operating activities. This consisted of a net loss for the period of $12.6 million, which included a $6.0 million license payment to Schering AG and $1.7 million in non-cash amortization of deferred compensation and interest expense related to our debt and equity financing activities during 2003. Net cash used in investing activities during the year ended December 31, 2003 was $90,000. Net cash provided by financing activities during the year ended December 31, 2003 was $29.1 million resulting primarily from proceeds from the issuance of redeemable convertible preferred stock and convertible debt in June, August and October 2003.

For the year ended December 31, 2002, we used net cash of $4.6 million in operating activities primarily consisting of the net loss for the period of $4.7 million. We received $5.0 million from investing activities in 2002, which consisted primarily of maturities of short-term investments. There were no material cash flows from financing activities during the year.

We currently expect to use our existing cash and cash equivalents, including the $34.9 million in net proceeds raised in our follow-on offering in February 2005, as follows:

•	establishment of our sales and marketing organization for the commercialization of Ventavis;

•	milestone payments due under license and other agreements, including a $9.0 million milestone payment plus certain interest payments to Schering AG as a result of FDA approval of Ventavis, which payment is due by August 2005;

•	additional clinical development of Ventavis in combination with other therapies and in new indications;

•	building our infrastructure to support operations as a public company; and

•	licensing or acquiring and developing additional products or product candidates.

We expect the remainder of our existing cash and cash equivalents will be used to fund working capital and capital expenditures. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development, regulatory requirements and commercialization efforts and the amount of cash used by our operations.

Through December 31, 2004 we did not generate any revenue from sales of commercial products. We began selling our first product, Ventavis, in March 2005.

We continue to incur significant losses. As a result of FDA approval of Ventavis, we will increase our spending in connection with the commercialization and launch of the product and we are required to pay Schering AG $9.0 million plus certain interest payments by August 2005. In addition, we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis. As of the end of March 2005, we anticipate that our existing cash and cash equivalents, including the net proceeds from our follow-on offering completed in February 2005, will be sufficient to fund our operations for at least the next 15 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, particularly if we acquire or license the rights to additional products or product candidates. If we are unable to raise additional capital when required or on acceptable terms and if our sales of Ventavis do not meet current projections, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the costs of establishing and supporting sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials and other development activities;

•	the costs and timing of regulatory approvals; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Contractual Obligations

Our contractual obligations as of December 31, 2004 were as follows. The table also includes a January 2005 commitment made under our manufacturing supply agreement with Schering AG.

	Payments Due by Period
	Through December 31, 2005	2006 to 2007	2008 to 2009	Thereafter
Operating lease	$250	$586	$383	$—
Manufacturing supply agreement	6,195	4,318	—	—

Total	$6,445	$4,904	$383	$—

In December 2003, we entered into a five-year operating lease for our new office facility. Prior to moving into the facility, we delivered to the landlord an irrevocable letter of credit in the amount of $144,000 as a security deposit. The letter of credit can be reduced in the future if we maintain a minimum cash balance and maintain a certain ratio of current assets over current liabilities.

The above table reflects only payment obligations that are fixed and determinable. Our commitment for the operating lease relates to the lease on our facility.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in January 2005, we committed to purchasing a minimum amount of Ventavis through the fourth quarter of 2006, which amount is reflected in the table above.

We also have other contractual obligations, the timing of which are contingent on future events. Under our license agreement, we paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. In addition, we have an obligation to pay Schering AG $9.0 million as a result of the approval of Ventavis by the FDA. In December 2004, we amended our agreement with Schering AG to defer payment of the $9.0 million milestone payment until August 2005 and we are obligated to pay Schering AG interest thereon at 10% per year during this period. In addition, we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis. We have also agreed to pay a royalty based on Ventavis net sales until the later of the last to expire patent under the agreement covering Ventavis or ten years from the first commercial sale of Ventavis.

Related Party Transaction

In February 2000, we entered into a consulting agreement with Gerard Turino, M.D., then one of our directors. Since February 2000, we paid Dr. Turino $6,250 per month for consulting work related to the development of CTX-100. Dr. Turino resigned as a director in October 2003. In February 2004, we entered into a new agreement with Dr. Turino on substantially the same terms as and replacing the February 2000 agreement. The February 2004 agreement expired pursuant to its own terms on December 31, 2004.

Income Taxes

As of December 31, 2004, we had federal and state net operating loss carryforwards of $34.0 million and $33.0 million, respectively, which begin to expire in 2020 and 2013, respectively, if not utilized. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code and similar state provisions as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2003 and 2004, we had deferred tax assets primarily representing the benefit of net operating loss carryforwards, capitalized license fees and capitalized start-up costs. We did not record a benefit for the deferred tax assets because realization of the deferred tax assets was uncertain and, accordingly, a valuation allowance is provided to completely offset the deferred tax assets.

We also had federal and state research and development tax credit carryforwards of approximately $399,000 and $329,000, respectively. The federal credits start expiring in 2020 if not utilized and the state credits do not expire.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at December 31, 2004 included liquid money market accounts. We intend to invest our cash and cash equivalents in variety commercial paper, money market funds and corporate debt securities in the first quarter of 2005.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.

However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us beginning July 1, 2005. We have not yet completed our evaluation but expect the adoption to have a material effect on our financial statements.

RISK FACTORS AND OTHER UNCERTAINTIES

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information in this annual report on Form 10-K, before making a decision to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

If we are not able to successfully market and sell Ventavis, we may not generate sufficient revenues to continue our business operations.

Ventavis is our only product that has received regulatory approval for commercial sale. The process to commercialize Ventavis has been and will continue to be complex and costly, and our ability to successfully market and sell Ventavis will depend on a number of factors, including our ability to:

•	continue to integrate our sales and marketing organization, including the training and deployment of our sales force;

•	obtain commercial quantities of Ventavis from Schering AG, including maintaining export clearance from the appropriate health authority in Spain where the manufacturing of Ventavis is completed so that Schering AG can supply Ventavis to us in the U.S.;

•	ensure adequate supply of nebulizers;

•	obtain adequate third-party payor reimbursement of Ventavis and nebulizers;

•	maintain our agreements with the specialty pharmacy and third-party logistic companies that distribute Ventavis, and to ensure that those companies perform their obligations under those agreements;

•	increase market demand for Ventavis through patient acceptance and continued use of Ventavis, and compliance with the Ventavis dosing regimen;

•	educate physician prescribers and the patient market; and

•	successfully market and sell Ventavis at acceptable prices.

If we are unable to successfully market and sell Ventavis, we may not be able to earn sufficient revenues to continue our business.

We have a history of net losses and may not achieve or maintain profitability.

We are a development stage biopharmaceutical company incorporated in February 2000 with a limited operating history. Through December 31, 2004, we had not generated any product revenue, and we have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and at December 31, 2004, had accumulated net losses totaling $59.1 million. Our net losses were $4.7 million in 2002, $12.6 million in 2003 and $37.8 million in 2004. The net losses for 2003 and 2004 included, respectively, $6.0 million and $7.0 million milestone payments to Schering AG. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Sales of Ventavis may not generate sufficient revenue for us to achieve or maintain profitability. Our ability to generate significant revenue will depend on our ability to, among other things, obtain commercial quantities of Ventavis and successfully market and sell Ventavis.

We expect to incur increased selling, general and administrative expenses due to higher sales and marketing expenses related to the commercialization of Ventavis and expenses related to our operating as a public company. In addition, we expect continued and additional research and development expenses related to current and planned clinical trials to expand the use of Ventavis and the establishment of field-based clinical capabilities, and we will likely incur additional research and development expenses related to in-licensing other product candidates and performing development work on such candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable. Any guidance or forecasts that we may provide with respect to our business and operating results are subject to risks and uncertainties and our actual results may differ.

If we are unable to properly deploy, train and integrate our direct sales force in a timely manner, our business will be harmed.

We market Ventavis in the United States through our own sales force of 20 professional sales representatives and three area business managers, all of whom were hired in the first quarter of 2005. We will need to incur significant additional expenses and commit significant additional management resources to complete the training and deployment of this sales force. We may not be able to successfully train and deploy our own sales force despite these additional expenditures. In addition, our estimate of a sales force of 20 people for the commercialization of Ventavis may be incorrect. If we have underestimated the number of sales representatives needed to reach the physicians that treat PAH, or if we elect to rely on third parties to sell Ventavis or any other products, we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of such third parties. To the extent we have difficulty selling Ventavis, either directly or through third parties, our business will be harmed.

Our failure to manage and maintain a distribution network could delay or compromise the commercialization of Ventavis.

We do not have the infrastructure necessary for distributing Ventavis to patients. We have contracted with Cardinal Health PTS, LLC, a third-party logistics company, to warehouse Ventavis and distribute it to specialty pharmacy suppliers that then distribute Ventavis directly to patients. This distribution network requires significant coordination with our sales and marketing and finance organizations. In addition, we have agreed that Cardinal Health will be our exclusive supplier of distribution logistics services, and accordingly we are wholly dependent on Cardinal Health to satisfactorily perform its obligations under the agreement. Failure to maintain our contracts with our logistics company and specialty pharmacies, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of Ventavis. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively establish and manage the distribution process, sales of Ventavis could be severely compromised and our results of operations would be harmed.

Our ability to generate revenue from Ventavis will depend in significant part on obtaining adequate reimbursement and government pricing policies.

Our ability to achieve acceptable levels of reimbursement for Ventavis by third-party payors such as governmental authorities, private health insurers and other organizations will have a significant effect on our ability to successfully commercialize Ventavis. Sales of biopharmaceutical products depend in significant part on the availability of reimbursement from third-party payors. However, those payors are increasingly challenging the prices charged for medical products and services. It is time consuming and expensive for us to seek appropriate reimbursement from third-party payors. Coverage and reimbursement may not be available or adequate to allow us to sell our products on a competitive and profitable basis. Our commercialization would be affected negatively if reimbursement for Ventavis or the nebulizer used to administer Ventavis, or both, is inadequate or not available.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the reimbursement of prescription drugs that may adversely affect the pricing, marketing and sales of our products. An ongoing trend has been for government payors to apply downward pressure on the reimbursement of biotechnology and pharmaceutical products. We expect that this will continue as these payors implement various proposals or regulatory policies that affect reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on reimbursement and pricing, directly and indirectly. Although we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, any reimbursement may be decreased or eliminated in the future due to, among other things, any failure by us or our specialty pharmacy distributors to comply with reimbursement requirements. If reimbursement is not available or is available only at limited levels, we may not be able to successfully market and sell Ventavis.

Sales of Ventavis would also be negatively affected if adequate reimbursement for the nebulizer used to administer Ventavis is not available. Delivery of Ventavis requires specialized, breath-actuated nebulizer technology like that found in the ProDose device to ensure dose accuracy. We believe that current Medicare reimbursement policy does not recognize the increased cost inherent in devices that have the precision of the ProDose device. If Medicare reimbursement for the ProDose and any successor nebulizers is inadequate or not available, it would have a material adverse effect on our ability to market and sell Ventavis.

If our competitors are able to develop and market products that are preferred over Ventavis, our commercial opportunity will be significantly reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others. Various products are currently marketed for the treatment of PAH, including epoprostenol, marketed as Flolan by GlaxoSmithKline; subcutaneous and intravenous versions of treprostinil, marketed as Remodulin by United Therapeutics; and bosentan, marketed as Tracleer by Actelion. A number of new PAH treatments are being developed, including Encysive Pharmaceuticals’ Thelin (sitaxsentan), Myogen’s ambrisentan and Pfizer’s Revatio (sildenafil). Although treprostinil is currently marketed in formulations for subcutaneous and intravenous delivery, United Therapeutics has disclosed that it is developing oral and inhaled formulations of treprostinil.

In addition, we are aware of clinical trials involving an inhaled reformulation of treprostinil. Results of two single-dose administration trials were presented at medical conferences in August and September of 2004. While it is difficult to extrapolate the results of single-dose administration to the results that will be achieved after chronic dosing, one of the trials demonstrated that inhaled trepostinil was able to produce long-lasting dilation of the pulmonary arteries. Another trial compared inhaled trepostinil to Ventavis. This trial suggested that the effects of inhaled trepostinil were longer-lasting than Ventavis. It is difficult to interpret these results, however, as the nebulizer used in these trials and the dose of Ventavis were not the same as those evaluated in any of the Ventavis trials conducted by Schering AG. Furthermore, these trials evaluated only a small number of patients. In addition, similar hemodynamic results from a trial in which seventeen patients received single doses of an inhaled reformulated treprostinil were presented at the American Heart Association meeting held in November 2004. Lung Rx, Inc., a wholly owned subsidiary of United Therapeutics, has said that it plans to begin a pivotal trial of an inhaled reformulation of treprostinil in 2005. Also according to Lung Rx, the inhaled reformulation of treprostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. If an inhaled reformulation of treprostinil or other drugs are approved by the FDA and prove to be more effective or convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced.

If an inhaled drug treatment for PAH, such as an inhaled reformulation of treprostinil, proved to be more efficacious or convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced. Similarly, if an oral reformulation or other kind of delivery method of treprostinil or other drug for the treatment of PAH proves to be more convenient or efficacious than Ventavis, then Ventavis could be rendered obsolete and noncompetitive. Our efforts to develop an extended-release formulation of Ventavis that could require less frequent dosing and shorter inhalation times compared to our current formulation may be unsuccessful. We also expect that patients currently under other prostacyclin treatments will likely continue such therapies rather than adopt Ventavis. Further, public announcements regarding the development of any such competing drugs could adversely affect the commercial potential of Ventavis in the United States and the market price of our common stock.

Our commercial opportunity may be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than Ventavis or our other product candidates. Many of our competitors currently have significantly greater financial resources and expertise in conducting clinical trials, obtaining regulatory approvals, managing manufacturing and marketing approved products than we do. Pricing by our competitors may require us to sell Ventavis at a price that adversely affects our operating results. Other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific, management and sales and marketing personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring therapies and therapy licenses complementary to our programs or advantageous to our business. We expect that our ability to compete effectively will depend upon our ability to:

•	build and train an adequate sales and marketing organization;

•	expand the commercial potential of Ventavis for additional indications;

•	develop improved formulations of Ventavis;

•	attract and retain key personnel; and

•	identify and obtain other products or product candidates on commercially reasonable terms.

If Ventavis does not gain acceptance among physicians, patients and the medical community, our business will be significantly harmed.

Ventavis may not gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of Ventavis will depend on a number of factors. For example, Ventavis must prove effective in treating PAH either alone or in combination with other treatments, such as endothelin receptor antagonists, or ETRAs, and PDE-5 inhibitors. Except for lung transplantation, there is no current cure for PAH. The development of any other curative treatment for PAH may make Ventavis obsolete. In addition, in order to acquire market acceptance of Ventavis the medical community will need to accept prostacyclin therapy delivered through inhalation as opposed to delivery by infusion pump. We believe that patients that have severe PAH will likely prefer prostacyclin therapy by infusion pump because of the need for continual dosage.

In particular, initial market acceptance of Ventavis may be limited because the ProDose nebulizer is not compact and must be plugged into an electrical outlet or because the prescribed dosing duration and frequency may be inconvenient as compared with other drugs. Side effects observed during clinical trials included fainting, shortness of breath, fatigue, chest pain, nausea and headaches. Such side effects could negatively affect market acceptance of Ventavis. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may impact efficacy of the treatment and our revenues from the sale of Ventavis. Failure to achieve market acceptance of Ventavis in the United States would significantly harm our business.

An inadequate supply of nebulizers intended to be used for administration of Ventavis will harm our commercialization of Ventavis.

Profile Drug Delivery Ltd., a wholly owned subsidiary of Respironics, Inc., is the sole supplier of nebulizers currently approved for use with Ventavis and the sole supplier of a hand-held nebulizer now under development. If for any reason Profile fails to supply to specialty pharmacy companies an adequate number of nebulizers to meet patient demand, commercialization of Ventavis would be delayed and our business would be harmed. Profile is the only supplier of nebulizers approved for the administration of Ventavis. If Profile does not receive FDA approval for the I-Neb nebulizer or stops supplying the ProDose nebulizer, we would need to seek an alternate supplier, which would likely be costly and time consuming. If we decide to seek an alternate supplier of nebulizers, we will need to identify and contract with a new supplier and we will need to demonstrate comparability with this new nebulizer and obtain FDA approval for the use of the new nebulizer with Ventavis. If our supply of nebulizers is interrupted, our business would be significantly harmed.

If the FDA does not approve the use of a more convenient, hand-held nebulizer for the administration of Ventavis, our Ventavis product revenue could be significantly reduced.

We are assisting Profile in its development of the I-Neb nebulizer, a hand-held, battery-operated nebulizer that we believe will be more convenient than Profile’s ProDose nebulizer. We plan to submit a supplemental NDA for the administration of Ventavis using the I-Neb nebulizer in the second quarter of 2005. We believe that FDA approval of the I-Neb nebulizer for the administration of Ventavis may be granted in the fourth quarter of 2005. We believe FDA approval of the administration of Ventavis using the I-Neb nebulizer will depend upon an in vitro demonstration of dose comparability between the I-Neb and HaloLite nebulizers. If the FDA deems these in vitro data insufficient to demonstrate dose comparability, human trials using the I-Neb nebulizer to administer Ventavis may be required, which would delay approval of the device. If FDA approval of the use of the I-Neb nebulizer to administer Ventavis is delayed or not granted, our Ventavis product revenue could be significantly reduced.

We have no manufacturing capabilities and anticipate continued reliance on Schering AG for the clinical and commercial production of Ventavis, which puts at risk our ability to obtain Ventavis for distribution and continued development.

We do not currently operate manufacturing facilities for clinical or commercial production of Ventavis. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture Ventavis on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of Ventavis or any other product candidates for clinical trials or commercial purposes in the foreseeable future.

We rely on Schering AG as our sole supplier for the clinical and commercial production of Ventavis. Schering AG may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute Ventavis. In the event of a natural disaster, failure to continue to meet FDA regulatory requirements, business failure, strike or other difficulty, we would likely be unable to replace Schering AG in a timely manner and the production of Ventavis would be interrupted, resulting in delays and additional costs. In addition, because Schering AG manufactures Ventavis outside of the U.S., we must maintain clearance from the appropriate health authority in Spain to export Ventavis to the U.S. In addition, we may face difficulties in importing Ventavis into the United

States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging. Also, because Schering AG manufactures the iloprost drug substance for Ventavis in Germany and then transports it to Spain where the final drug product is finished and packaged, our supply of Ventavis may be subject to greater risk of interruption.

Schering AG may also fail to maintain required FDA manufacturing standards, which could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Schering AG could also encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, Schering AG is subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and it may fail to meet these agencies’ acceptable standards of compliance.

Upon the occurrence of one of the aforementioned events, the ability to switch manufacturers would be very difficult and prolonged for a number of reasons, including:

•	the number of potential manufacturers is limited and we may not be able to negotiate agreements with alternative manufacturers on commercially reasonable terms or at all;

•	the proprietary manufacturing process used to make Ventavis can take multiple years from beginning to end;

•	the manufacturing process is complex and may require a significant learning curve; and

•	the FDA must approve any replacement facility prior to manufacturing, which requires new testing and compliance inspections.

Our agreement with Schering AG provides that we will purchase our Ventavis requirements exclusively from Schering AG. The process of manufacturing Ventavis is extremely complex, lengthy and has low yields. If Schering AG ceases to manufacture Ventavis or is unable to provide us with supplies of Ventavis for any reason, we may experience significant interruption or failure of our supply of Ventavis or in further clinical development of the product as we develop internal manufacturing capabilities or seek a third-party manufacturer. We may experience difficulty finding an acceptable alternative manufacturer for any of the reasons noted above in connection with switching manufacturers.

We do not have our own warehouse or distribution capabilities, or the ability to manage the logistics of distributing Ventavis, and we rely exclusively on Cardinal Health to perform these services for us, which puts at risk our ability to distribute Ventavis and fulfill our logistical needs.

We do not have our own warehouse or distribution capabilities, and we have no experience in warehousing, distributing and performing logistical requirements needed to receive Ventavis from Schering AG and distribute it to specialty pharmacies for distribution to patients. We lack the resources to establish any of these functions and do not intend to do so in the foreseeable future.

We rely on Cardinal Health as our exclusive supplier of our warehouse, wholesale distribution and logistics needs. Cardinal Health may not perform as agreed and may not remain in the business of providing these types of services. In the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or other difficulty affecting Cardinal Health, we could be unable to replace Cardinal Health in a timely manner and the distribution of Ventavis could be significantly interrupted, resulting in a loss of revenues and damaging our market position.

If there are fewer individuals with PAH than we estimate, we may not generate sufficient revenues to continue development of our product candidates or continue operations.

We have rights to commercialize Ventavis for the treatment of PAH only in the United States. We estimate that the number of individuals in the United States with PAH is approximately 50,000, of which approximately 15,000 are currently diagnosed and under various treatments. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies, or our analysis of them, do not accurately reflect the number of patients with PAH, our assessment of the market may be wrong, making it difficult or impossible for us to meet our revenue goals. In addition, it is difficult to determine the portion of the patient population that might use Ventavis as a treatment.

If we fail to identify and license or acquire other products or product candidates and obtain FDA approval for their commercialization, we will be unable to expand our business with new product sales.

One of our key strategies is to license or acquire products or product candidates and further develop them for commercialization. We have no internal discovery capabilities and rely on our ability to license or acquire any additional products or product candidates to expand our pipeline. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors may have greater resources than us. If we are not successful in identifying and licensing or acquiring other products or product candidates, we will be unable to grow our revenues with sales from new products.

To receive regulatory approval for the commercial sale of future products or product candidates, we must conduct preclinical studies and clinical trials to demonstrate safety and efficacy in humans. This process is expensive and can take many years, and failure can occur at any stage of the testing, even if results from earlier stages of testing are favorable. Our failure to adequately demonstrate the safety and efficacy of our future product or product candidates will prevent regulatory approval and commercialization of such future products or product candidates. Our inability to successfully and effectively complete clinical trials for our future products and product candidates will severely harm our business. Significant delays in clinical development could materially increase our development costs for such future products and product and candidates or allow our competitors to bring products to market before we do, impairing our ability to effectively commercialize our future products and product candidates. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

Our future product revenues could be reduced by imports from countries where Ventavis may be available at a lower price.

Rights to market Ventavis in Canada are held by Berlex Laboratories, the U.S. subsidiary of Schering AG, and Berlex Laboratories filed for marketing approval with Health Canada in December 2003. Our sales of Ventavis in the United States may be reduced if products are imported into the U.S. from lower price markets, whether legally or illegally. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of regulatory harmonization and common market or trade initiatives, such as those underpinning the European Union, and the Internet.

A significant influence in the U.S. is the expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, state and local government initiatives, and other factors. Most of these foreign imports into the U.S. are illegal under current law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

In addition, in December 2003 federal legislation was enacted to change United States import laws and expand the ability to import lower priced versions of our and competing products from Canada and potentially elsewhere, where there are government price controls. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The prior Secretary of Health and Human Services determined that there was not a basis to make such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. In addition, legislative proposals have been made to implement the changes to the import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the Customs Service, and other government agencies. For example, state and local governments have suggested that they may import or facilitate the import of drugs from Canada for employees covered by state health plans or others, and some already have put such plans in place.

The importation of foreign products could adversely affect our profitability. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to import products from abroad.

The loss of our rights to market Ventavis would significantly impair our operating results.

We have licensed from Schering AG the exclusive U.S. rights to develop and commercialize Ventavis for the treatment of PAH. We are obligated to use our best efforts to commercialize Ventavis in the U.S. Our ability to achieve milestones is dependent upon numerous factors, including some factors that are outside of our control. Schering AG has the right to terminate our license if we materially breach our obligations under the agreement and fail to cure any such breach within a specified period of time, or if we become insolvent. If our agreement with Schering AG were terminated, we would have no further rights to develop and commercialize Ventavis for any indication. The termination of the Schering AG agreement would significantly and adversely affect our business.

If we fail to obtain additional financing, we may be unable to fund our operations and commercialize Ventavis or future products or product candidates.

We expect that our cash used in operations will increase for the next several years, and that we will spend substantial amounts to commercialize Ventavis, expand its potential for additional indications and license or acquire other products or product candidates. As of the end of March 2005, we estimate that our existing cash and cash equivalents (including the $34.9 million in net proceeds raised in our follow-on offering completed in February 2005), together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 15 months. However, our forecast of the period of time through which our cash and cash equivalents will last could vary materially, particularly if we license or acquire additional products or product candidates.

Our future funding requirements will depend on many factors, including:

•	the costs of establishing and supporting sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials and other development activities;

•	the effects of competing clinical, technological and market developments;

•	the costs and timing of regulatory approvals; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We cannot accurately predict the amount of revenue we will generate from sales of Ventavis. Until we can generate sufficient product revenue, we expect to finance future cash needs through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing may involve granting a security interest in all or a portion of our assets or restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. A debt financing may also involve the issuance of warrants to acquire our equity securities, resulting in dilution to our stockholders.

We may also be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates.

Unsuccessful or delayed regulatory approvals required to expand the commercial potential of Ventavis or for any of our future product candidates could increase our future development costs or impair our future revenue.

In order to obtain the required regulatory approvals to expand the commercial potential of Ventavis or for the commercial sale of any future product candidates, preclinical studies and clinical trials must be conducted to demonstrate safety and efficacy in humans. This process is expensive and can take a significant amount of time, and failure can occur at any stage of testing, even if the results are favorable. Our failure to adequately demonstrate safety and efficacy in clinical trials will prevent regulatory approval and restrict our ability to commercialize Ventavis for additional indications or in combination with other PAH therapies or to commercialize other products or product candidates. Any such failure may severely harm our business. Significant delays in clinical development could materially increase our product development costs or allow our competitors to bring products to market before we do, impairing our ability to successfully commercialize our products or product candidates. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval, or contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

We are subject to extensive government regulation and may still face development and regulatory difficulties that may delay or impair future sales of Ventavis and any future products.

The FDA and foreign regulatory authorities impose significant restrictions on the indicated uses and marketing of pharmaceutical products, including Ventavis, and may impose ongoing requirements for post-

approval studies. In addition, regulatory agencies, such as the Department of Health and Human Services’ Office of Inspector General, subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If we discover previously unknown problems with a product or our contract manufacturing facilities, a regulatory agency may impose restrictions on that product, on us or on our third-party contract manufacturers, including requiring us to withdraw the product from the market. We must also obtain additional approvals for product changes. Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, marketing, promotion, record keeping, reporting, sale and distribution, import, export and samples of pharmaceutical products, and electronic records and electronic signatures. We are also subject to government regulation with respect to the prices we charge and the rebates we offer or pay to customers, including rebates paid to certain governmental entities. These legal and regulatory requirements are enforced by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments and their respective foreign equivalents. Government regulation substantially increases the cost of developing, manufacturing and selling pharmaceutical products. If we fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend our regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities;

•	bar us from obtaining governmental contracts; or

•	seize or detain products or require a product recall.

Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Depending on the circumstances, failure to meet these requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

Any failure to comply with regulatory requirements may significantly and adversely affect our ability to commercialize our products or product candidates, and subject us to penalties and sanctions that would materially harm our business.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of Ventavis or other product candidates.

We face product liability exposure related to the testing of our product candidates in human clinical trials, and we may face exposure to claims by an even greater number of persons with the marketing and distribution of Ventavis or other products commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	loss of revenues; and

•	the inability to commercialize our products and product candidates.

We have product liability insurance that covers the sale of our commercial product and our clinical trials in amounts that we believe are adequate and appropriate for similarly situated companies in our industry. We monitor the levels of our coverage and adjust them periodically. However, insurance coverage is increasingly expensive. We may not be able to maintain existing insurance coverage at a reasonable cost and we may not be able to obtain additional insurance coverage that will be adequate to satisfy any potential liability that may arise.

Third parties may own or control patents or patent applications that we may be required to license to commercialize our products or product candidates, or that could result in litigation that would be costly and time consuming.

Our ability to commercialize Ventavis and our other product candidates depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. For example, we are aware of a use patent which we may seek to license that covers the combination of Ventavis and phosphodiesterase inhibitors. We may also be unaware of existing patents that may be infringed by Ventavis or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications which may later result in issued patents that are infringed by Ventavis or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

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

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our intellectual property to develop competing products. Our patents, including our licensed patents relating to the use and manufacture of iloprost, the active ingredient of Ventavis, may not be sufficient to prevent others from competing with us. The composition of matter patent covering iloprost expired on September 8, 2004 and the U.S. process patents covering the manufacture of Ventavis will expire in 2007 and 2010. Therefore, we may no longer depend on this composition of matter patent and in the future will not be able to rely on these process patents to exclude competitors from developing iloprost for the treatment of PAH. Further, while Schering AG may have trade secrets relating to the manufacture of Ventavis, such trade secrets may become known or independently discovered or competitors may develop alternative ways to manufacture the drug. All of these factors may harm our competitive position. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the term of patent protection that we may have for our product candidates.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The loss of services of one or more of our members of senior management could delay, or interrupt the successful completion of our clinical trials or the commercialization of Ventavis. We do not currently carry “key person” insurance on the lives of members of senior management.

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

We are a small company with 39 full-time employees as of December 31, 2004 and 69 full-time employees as of March 15, 2005. In order to commercialize Ventavis or any future products, we will need to continue to increase our operations, including further expanding our employee base of managerial, sales and marketing, operational and financial personnel. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Ventavis or any future products and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	hire new personnel necessary to effectively commercialize Ventavis or any products or product candidates we license or acquire;

•	integrate current and additional personnel, including field-based clinical, financial and sales and marketing personnel;

•	further develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

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

We are exposed to fluctuations in foreign currency exchange rates, particularly the Euro, and foreign economic market conditions.

We purchase Ventavis from Schering AG under a supply contract whose price and payment terms are denominated in Euros. In addition, the price of Ventavis in our supply contract is subject to annual adjustment in order to keep pace with inflation or deflation in accordance with the change of the “Consumer Price Index for Germany” by the German Federal Statistical Office. As a result, a relative weakening of the dollar against the Euro may result in increased inventory costs and expenses.

Our orphan drug exclusivity for Ventavis may not provide us with a competitive advantage.

Our orphan drug exclusivity for Ventavis for the treatment of PAH is an important element of our competitive strategy because Schering AG’s composition of matter patent for Ventavis expired in September 2004. Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years from approval, or for Ventavis, from December 29, 2004. However, the FDA may permit other companies to market a form of iloprost, the active ingredient in Ventavis, to treat PAH if any such product demonstrates clinical superiority, or if we are unable to provide sufficient drug supply to meet medical needs. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. As a result, even now that Ventavis has been approved and has received orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by Ventavis, or could approve iloprost for other uses, which physicians might prescribe and pharmacies might dispense off-label for the same uses as Ventavis. Any of these FDA actions could create a more competitive market for us. Our orphan drug exclusivity for Ventavis does not apply to drugs to treat PAH that do not contain iloprost, or to drugs containing iloprost that seek approval for uses other than PAH. Our orphan drug exclusivity may thus not ultimately provide us a true competitive advantage, and our business could suffer as a result.

Competitors could develop and gain FDA approval of inhaled iloprost for a different indication, which could adversely affect our competitive position.

Inhaled iloprost manufactured by other parties may be approved for different indications in the United States in the future. For example, although we have an exclusive license from Schering AG to commercialize Ventavis in the U.S. to treat PAH, Schering AG could sell Ventavis in the U.S. for other indications. In the event there are other inhaled iloprost products approved by the FDA to treat indications other than those covered by Ventavis, physicians may elect to prescribe a competitor’s inhaled iloprost to treat PAH. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine and, as a result, cannot direct physicians as to what inhaled iloprost to prescribe to their patients. As such, we would have limited ability to prevent off-label use of a competitor’s inhaled iloprost to treat PAH even if we have orphan drug exclusivity.

We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow our business and organization and to satisfy new reporting requirements.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2005. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2005, investors could lose confidence in the reliability of our internal controls over financial reporting.

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

As of March 15, 2005, our executive officers and directors, and stockholders affiliated with these individuals, will beneficially own approximately 43% of our common stock (assuming no exercise of the underwriters’ over-allotment option and no exercise of outstanding options). As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Our stock price may be extremely volatile and purchasers of our common stock could incur substantial losses.

Our stock price may be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	developments concerning any collaboration we may undertake with companies;

•	publicity regarding actual or potential testing or clinical study results or the outcome of regulatory review relating to our products or product candidates or those of our competitors;

•	regulatory developments in the United States and foreign countries; and

•	economic and other external factors beyond our control.

If there are substantial sales of our common stock, our stock price could decline, even if our business is doing well.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our October 2004 initial public offering and our February 2005 public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended. In connection with our October 2004 initial public offering and our February 2005 public offering, our officers, directors and certain of our stockholders agreed not to sell shares of our common stock for certain periods of time. On April 14, 2005, those “lock-up” restrictions will lapse with respect to approximately 2,653,135 shares of our common stock and such shares will be eligible for resale on such date. On May 11, 2005, lock-up restrictions will lapse with respect to approximately 11,917,878 additional shares of our common stock and such shares will be eligible for resale on such date. In addition, to the extent options are exercised, the vested shares so acquired will also be eligible for sale to the public.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CoTherix, Inc.

We have audited the accompanying balance sheets of CoTherix, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004, and for the period from inception (February 10, 2000) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoTherix, Inc. (a development stage company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, and for the period from inception (February 10, 2000) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 24, 2005

COTHERIX, INC.

(a development stage company)

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$43,251	$20,549
Prepaids and other current assets	876	630

Total current assets	44,127	21,179
Restricted cash	144	53
Property and equipment, net	1,139	111
Acquired product rights	9,000	—

Total assets	$54,410	$21,343

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$376	$393
Accrued compensation	1,333	351
Accrued clinical development liabilities	596	—
Accrued acquired product rights	9,000	—
Other accrued liabilities	1,657	357
Liability for early exercise of stock options	245	—

Total current liabilities	13,207	1,101
Liability for early exercise of stock options—non-current portion	38	—
Deferred rent—non-current portion	261	—

Commitments:

Redeemable convertible preferred stock, $0.001 par value; no shares and 12,342,184 shares authorized at December 31, 2004 and 2003, respectively; issuable in series; no shares and 7,814,751 shares issued and outstanding at December 31, 2004 and 2003, respectively; aggregate liquidation preference of $0 and $40,300 at December 31, 2004 and 2003, respectively	—	40,291
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at December 31, 2004 and 2003, respectively; no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares and 16,685,121 shares authorized at December 31, 2004 and 2003, respectively; 19,426,688 shares and 706,271 shares issued and outstanding at December 31, 2004 and 2003, respectively	19	1
Additional paid-in capital	111,698	11,175
Deferred stock compensation	(11,729)	(9,997)
Deficit accumulated during development stage	(59,084)	(21,228)

Total stockholders’ equity (deficit)	40,904	(20,049)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$54,410	$21,343

See accompanying notes

COTHERIX, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,			Period from Inception (February 10, 2000) to December 31, 2004
	2004	2003	2002
Grant revenue	$—	$15	$44	$99
Operating expenses:
Research and development	15,577	2,063	3,203	23,699
Selling, general and administrative	7,840	2,830	1,422	13,358
Acquired product rights	7,150	6,065	175	13,390
Amortization of employee stock-based compensation related to:
Research and development	1,748	—	—	1,748
Selling, general and administrative	5,940	656	—	6,596

Total operating expenses	38,255	11,614	4,800	58,791

Loss from operations	(38,255)	(11,599)	(4,756)	(58,692)
Interest and other income	469	55	74	788
Interest and other expense	(10)	(1,084)	(2)	(1,102)

Net loss	(37,796)	(12,628)	(4,684)	(59,006)
Accretion to redemption value of redeemable convertible preferred stock	(60)	(18)	—	(78)
Deemed dividend upon issuance of Series C redeemable convertible preferred stock and issuance of common stock upon exchange of convertible preferred warrants	(24,987)	(14,332)	—	(39,319)

Net loss attributable to common stockholders	$(62,843)	$(26,978)	$(4,684)	$(98,403)

Basic and diluted net loss per share attributable to common stockholders	$(13.39)	$(59.49)	$(12.67)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	4,692,097	453,509	369,645

See accompanying notes

COTHERIX, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	525,196	$1,266	355,515	$—	$3	$—	$(1,015)	$(1,012)
Issuance of Series B preferred stock at $4.46 per share for cash, net of issuance costs of $131, in April and September 2001	2,019,989	8,869	—	—	—	—	—	—
Issuance of common stock at $0.45 per share for cash upon exercise of options in November 2001	—	—	8,078	—	4	—	—	4
Fair value of stock options issued for services	—	—	—	—	2	—	—	2
Net and comprehensive loss	—	—	—	—	—	—	(2,883)	(2,883)

Balance at December 31, 2001	2,545,185	10,135	363,593	—	9	—	(3,898)	(3,889)
Issuance of common stock at $0.45 per share for cash upon exercise of options in January and August 2002	—	—	5,049	—	2	—	—	2
Issuance of common stock for license agreement at $0.45 per share in September 2002	—	—	16,832	1	7	—	—	8
Fair value of stock options issued for services	—	—	—	—	3	—		3
Net and comprehensive loss	—	—		—	—	—	(4,684)	(4,684)

Balance at December 31, 2002	2,545,185	10,135	385,474	1	21	—	(8,582)	(8,560)
Issuance of preferred stock warrants for cash in June and August 2003	—	2	—	—	—	—	—	—
Debt discount related to the issuance of warrants with convertible debt financing in June and August 2003	—	636	—	—	—	—	—	—
Beneficial conversion feature associated with convertible debt financing in June and August 2003	—	410	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock at $5.69 per share for cash, net of issuance costs of $216 in October 2003	4,879,166	27,562	—	—	—	—	—	—
Beneficial conversion feature of Series C redeemable convertible preferred stock and issuance of common stock upon exchange of convertible preferred warrants	—	—	302,652	—	14,332	—	—	14,332
Deemed dividend for Series C redeemable convertible preferred stock	—	—	—	—	(14,332)	—	—	(14,332)
Issuance of preferred stock at $5.69 and $1.90 per share upon conversion of debt and interest in October 2003	390,400	1,528	—	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	18	—	—	—	—	(18)	(18)
Issuance of common stock at $0.25 and $0.45 per share for cash upon exercise of options in September and December 2003	—	—	18,145	—	8	—	—	8
Deferred stock compensation	—	—	—	—	10,653	(10,653)	—	—
Fair value of stock options issued for services	—	—	—	—	493	—	—	493
Amortization of deferred stock compensation	—	—	—	—	—	656	—	656
Net and comprehensive loss	—	—	—	—	—	—	(12,628)	(12,628)

Balance at December 31, 2003	7,814,751	40,291	706,271	1	11,175	(9,997)	(21,228)	(20,049)

See accompanying notes

COTHERIX, INC.

(a development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	7,814,751	$40,291	706,271	$1	$11,175	$(9,997)	$(21,228)	$(20,049)
Issuance of Series C redeemable convertible preferred stock at $5.69 per share for cash, net of issuance costs of $13 in February 2004	4,391,286	24,987	—	—	—	—	—	—
Beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	—	—	24,987	—	—	24,987
Deemed dividend for Series C redeemable convertible preferred stock	—	—	—	—	(24,987)	—	—	(24,987)
Accretion to redemption value of redeemable convertible preferred stock	—	60	—	—	—	—	(60)	(60)
Issuance of common stock at $5.00 per share for services rendered in September 2004	—	—	2,424	—	12	—	—	12
Issuance of common stock at $0.45 to $4.29 upon exercise of stock options in 2004	—	—	410,203	—	210	—	—	210
Vesting of common stock from early exercise of stock options	—	—	292,520	—	174	—	—	174
Deferred stock compensation	—	—	—	—	13,559	(13,559)	—	—
Fair value of stock options issued for services	—	—	—	—	193	—	—	193
Amortization of deferred stock compensation	—	—	—	—	—	7,688	—	7,688
Reversal of deferred stock compensation due to employee terminations	—	—	—	—	(4,139)	4,139	—	—
Issuance of common stock at $6.00, net of offering costs of $4,806 in October 2004	—	—	5,000,000	5	25,189	—	—	25,194
Conversion of redeemable convertible preferred stock into common stock in October 2004	(12,206,037)	(65,338)	13,015,270	13	65,325	—	—	65,338
Net and comprehensive loss	—	—	—	—	—	—	(37,796)	(37,796)

Balance at December 31, 2004	—	$—	19,426,688	$19	$111,698	$(11,729)	$(59,084)	$40,904

See accompanying notes

COTHERIX, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31			Period from Inception (February 10, 2000) to December 31, 2004
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(37,796)	$(12,628)	$(4,684)	$(59,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	27	22	319
Amortization of deferred stock compensation, net of reversals	7,688	656	—	8,344
Fair value of stock options issued for services	205	493	3	705
Loss on disposal of fixed assets	19	—	—	19
Issuance of common stock for license agreement	—	—	8	8
Non-cash interest expense	—	1,077	—	1,077
Changes in assets and liabilities:
Grant receivable	—	84	(44)	—
Prepaid and other current assets	(246)	(548)	57	(876)
Restricted cash	(91)	—	—	(144)
Other long-term assets	—	44	—	—
Acquired product rights	(9,000)	—	—	(9,000)
Accounts payable	(17)	188	(137)	376
Accrued compensation	982	328	16	1,333
Accrued clinical development liabilities	596	(79)	79	596
Accrued acquired product rights	9,000	—	—	9,000
Other accrued liabilities	1,278	271	52	1,635

Net cash used in operating activities	(27,119)	(10,087)	(4,628)	(45,614)

Cash flows from investing activities:
Purchases of property and equipment	(1,027)	(90)	(17)	(1,194)
Proceeds from maturities of short-term investments	—	—	4,990	4,990
Purchase of short-term investments	—	—	—	(4,990)

Net cash provided by (used in) investing activities	(1,027)	(90)	4,973	(1,194)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs and excluding early exercised options	25,651	8	2	25,666
Proceeds from issuance of redeemable convertible preferred stock warrants	—	2	—	2
Proceeds from early exercise of options	210	—	—	210
Proceeds from issuance of convertible debt	—	1,497	—	1,497
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	24,987	27,562	—	62,684

Net cash provided by financing activities	50,848	29,069	2	90,059

Net increase in cash and cash equivalents	22,702	18,892	347	43,251
Cash and cash equivalents at the beginning of period	20,549	1,657	1,310	—

Cash and cash equivalents at the end of period	$43,251	$20,549	$1,657	$43,251

Supplemental schedule of non-cash investing and financing activities:
Issuance of redeemable convertible preferred stock upon conversion of debt and accrued interest	$—	$1,528	$—	$1,528
Debt discount related to the issuance of warrants with convertible debt financing	—	636	—	636
Beneficial conversion feature associated with convertible debt financing	—	410	—	410
Accretion of redemption value of redeemable convertible preferred stock	60	18	—	78
Deferred stock compensation	13,559	10,653	—	24,212
Deemed dividend to redeemable convertible preferred stockholders	(24,987)	(14,332)	—	(39,319)
Tenant improvement allowance	283	—	—	283

See accompanying notes

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. The Company and Basis of Presentation

CoTherix, Inc. (a development stage company) (“CoTherix” or the “Company”) was incorporated in the state of Delaware on February 10, 2000. In October 2003, the Company changed its name from Exhale Therapeutics, Inc. to CoTherix, Inc. The Company is a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases.

The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, licensing product candidates, conducting research and development, conducting preclinical and clinical testing, submitting regulatory filings seeking approval of a product, preparing for a product launch, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of equity issuances and debt arrangements, as well as from the future sales of its product. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or cease operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates their estimates and judgments. Management bases estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits and money market accounts. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash and cash equivalents are diversified money market accounts and are invested with two financial institutions. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the balance sheets.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Fair Value of Financial Instruments

The Company’s financial instruments including cash and cash equivalents, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

Restricted Cash

As of December 31, 2004, the Company classified $144 of cash used as collateral for an irrevocable letter of credit required under the terms of the facilities lease as restricted cash. As of December 31, 2003, the Company classified $53 of cash used as collateral for corporate credit cards as restricted cash; this amount was released from restricted cash in December 2004.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2004, there has been no such impairment.

Revenue Recognition

The Company recognized revenue amounting to $15 and $44 from a government grant for the years ended December 31, 2003 and 2002, respectively. The grant was completed in 2003. Revenue related to grants is recognized as related research and development expenses are incurred, and when such research and development expenses are within the approved limits.

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, costs associated with clinical trials and field-based clinical activities, non-clinical activities such as toxicology testing, regulatory activities, research-related overhead expenses, and fees paid to external service providers and contract research organizations, who conduct certain research and development activities on behalf of the Company. Research and development costs are expensed as incurred.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Clinical Trial Expenses

Clinical trial costs are a component of research and development expense. These expenses include fees paid to contract research organizations and participating hospitals and other service providers, which conduct certain product development activities on behalf of the Company. Depending on the timing of payments to the service providers and the level of service provided, the Company records prepaids or accruals relating to these costs. These accruals or prepaids are based on estimates of the work performed under service agreements, milestones achieved, patient enrollment and experience with similar contracts. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

Acquired Product Rights

The accounting treatment of payments for the acquisition of product rights is determined by the stage of the product at the time of the obligation. Initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, are under development or are not approved by the Food and Drug Administration (“FDA”) for marketing or have not reached technical feasibility and have no foreseeable alternative future use, are charged to expense as incurred. Initial payments and milestone payments for the acquisition of products that are already marketed or are approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the products. The product life is estimated based upon the term of the agreement, the patent life of the product and the assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate.

The Company had $9,000 in acquired product rights capitalized at December 31, 2004. This was the result of a milestone becoming due upon the marketing approval of Ventavis by the FDA in December 2004. No amortization has been recorded to date.

Income Taxes

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The Company accounts for employee stock options using the intrinsic-value method of accounting as prescribed by APB Opinion No. 25. The footnote information regarding net loss disclosed pursuant to SFAS No. 123, as amended, has been determined as if the Company had accounted for its employee stock

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

options under the fair value method. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	—	—	—
Risk-free interest rate	4.25%	4.00%	4.00%
Volatility	0.8	0.8	0.8
Expected life	5 years	5 years	5 years

In connection with the grant of certain stock options to employees during the years ended December 31, 2004 and 2003, the Company recorded deferred stock compensation within stockholders’ equity (deficit) of $13,559 and $10,653, respectively, which represents the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amount will be amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded deferred stock compensation expense of $7,688 and $656 for the years ended December 31, 2004 and 2003, respectively. The expected future amortization expense for deferred stock compensation for stock option grants through December 31, 2004 is as follows:

For the Years Ending December 31,
2005	$4,147
2006	3,972
2007	3,373
2008	237

$11,729

For the year ended December 31, 2004, the Company reversed $4,139 of unamortized deferred stock-based compensation recorded in the prior year due to cancellation of options related to the departure of certain employees.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Years Ended December 31,			Period from Inception (February 10, 2000) to December 31, 2004
	2004	2003	2002
Net loss attributable to common stockholders, as reported	$(62,843)	$(26,978)	$(4,684)	$(98,403)
Add: Stock-based employee compensation expense included in net loss attributable to common stockholders	7,688	656	—	8,344
Deduct: Stock-based employee compensation expense determined under fair value method	(7,708)	(1,234)	(37)	(9,007)

Pro forma net loss attributable to common stockholders	$(62,863)	$(27,556)	$(4,721)	$(99,066)

Loss per share:
Basic and diluted net loss per share attributable to common stockholders, as reported	$(13.39)	$(59.49)	$(12.67)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(13.40)	$(60.76)	$(12.77)

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. For all periods presented, there were no differences between net loss and comprehensive loss.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.

However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning July 1, 2005. The Company has not yet completed their evaluation, but expects the adoption to have a material effect on the financial statements.

Reclassification

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

3. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, redeemable convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The calculation of basic net loss per share attributable to common stockholders excludes incremental common stock issuable upon exercise of options, as their effect would be antidilutive.

	Years Ended December 31,
	2004	2003	2002
Historical:
Numerator:
Net loss, as reported	$(37,796)	$(12,628)	$(4,684)
Accretion of redemption value of redeemable convertible preferred stock	(60)	(18)	—
Deemed dividend upon issuance of redeemable convertible preferred stock	(24,987)	(14,332)	—

Net loss attributable to common stockholders, as reported	$(62,843)	$(26,978)	$(4,684)

Denominator:
Weighted-average common shares outstanding	4,865,171	457,496	376,851
Weighted-average unvested common shares subject to repurchase	(173,074)	(3,987)	(7,206)

Weighted-average common shares used to calculate basic and diluted net loss per share attributable to common stockholders	4,692,097	453,509	369,645

Basic and diluted net loss per share attributable to common stockholders	$(13.39)	$(59.49)	$(12.67)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share as their effect would be antidilutive:

	Years Ended December 31,
	2004	2003	2002
Redeemable convertible preferred stock	—	7,814,751	2,545,185
Common stock subject to repurchase	215,023	2,798	5,702
Options to purchase common stock	2,436,031	1,751,550	382,675

	2,651,054	9,569,099	2,933,562

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

4. Related Party Transaction

In February 2000, the Company entered into a consulting agreement with Gerard Turino, M.D., then one of the Company’s directors. Under the agreement he received $6 per month for consulting services related to the development of CTX-100. Dr. Turino resigned as a director in 2003. In February 2004, the Company entered into a new agreement with Dr. Turino on substantially the same terms as and replacing the February 2000 agreement. The 2004 agreement expired pursuant to its terms on December 31, 2004.

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
Computer equipment and software	$383	$96
Office equipment and furniture	357	71
Leasehold improvements	681	—

	1,421	167
Accumulated depreciation and amortization	(282)	(56)

Property and equipment, net	$1,139	$111

Depreciation expense was $263, $27 and $22 for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense was $319 for the period from inception (February 10, 2000) to December 31, 2004.

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2004	2003
Research and development	$568	$—
Professional fees	473	49
Insurance financing	366	—
License fees	50	50
Other	200	258

Total other accrued liabilities	$1,657	$357

7. License Agreements and Commitments

License Agreements

Schering AG, Germany

On October 2, 2003, the Company entered into a development and license agreement with Schering AG, Germany (“Schering AG”). This agreement grants the Company the exclusive right to develop and

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

commercialize Ventavis (iloprost) Inhalation Solution in the United States for inhaled use for the treatment of pulmonary hypertension. The Company paid Schering AG $6,000 upon the signing of the agreement and paid an additional $7,000 upon FDA acceptance of the Ventavis New Drug Application (“NDA”) filing. These amounts were immediately expensed as acquired product rights. Another $9,000 became a liability on December 29, 2004 upon FDA approval of Ventavis. However, the Company and Schering AG agreed to defer this payment, plus certain interest payments, due to Schering AG no later than August 2005. The $9,000 was capitalized as an acquired product right at December 31, 2004. In addition, the Company is required to pay $4,000 when annual net sales exceed $25,000 for Ventavis and $10,000 when annual net sales exceed $100,000 for Ventavis. These amounts will be capitalized as acquired product rights and amortized over the remaining useful life of the asset. In addition, the Company will owe a royalty based on Ventavis net sales until the later of ten years from the first commercial sale of Ventavis or the last to expire patent under the agreement covering Ventavis. We must seek Schering AG’s approval before sublicensing our rights under the development and licensing agreement. In addition, if we intend to pursue a transaction pursuant to which we would be acquired by or otherwise merge with a pharmaceutical company that sells a pulmonary hypertension drug that is directly competitive with Ventavis, Schering AG has a right of first negotiation to acquire our company subject to the terms set forth in the agreement.

Brigham and Women’s Hospital, Inc.

In June 2002, the Company entered into a license agreement with The Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) under which the Company acquired the exclusive worldwide rights to develop and commercialize hyaluronic acid for the prevention and treatment of pharyngeal streptococcal infection. Pursuant to this agreement, the Company paid a license fee of $175 and issued 16,832 shares of common stock at a deemed fair value of $0.45 per share to Brigham and Women’s. The Company terminated this agreement on February 27, 2003.

University of Texas

In June 2003, the Company and The University of Texas (“Texas”) entered into an exclusive worldwide license agreement to develop and commercialize antileukinate, an interleukin-8 receptor blocker, for all fields of use. The Company paid a license fee of $15. The parties terminated this agreement effective December 2, 2004.

California State University Bakersfield Foundation for Research

In March 2004, the Company entered into a license agreement with the California State University Bakersfield Foundation for Research (“Bakersfield”) under which the Company acquired the exclusive worldwide rights to develop and commercialize Nikkomycin-z for the treatment of coccidiomycosis or other fungal diseases. The Company paid a license fee of $150 to Bakersfield. The Company terminated this agreement effective January 19, 2005.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Supply Agreements

Schering AG

In May 2004, the Company entered into a manufacturing supply agreement for drug product that will be required for the clinical and commercial supply of Ventavis. Under this agreement, the Company is currently committed to purchasing a minimum amount of Ventavis through the fourth quarter of 2006. The current minimum noncancelable value of this agreement is $10,513.

Profile Therapeutics plc

In December 2003, the Company entered into a clinical supply purchase agreement with Profile Therapeutics plc (“Profile Therapeutics”). Under the terms of the agreement, Profile Therapeutics will supply the Company with a specified number of inhalation devices for use in the Company’s clinical trials. The approximate value of the contract is $992, of which the Company paid $496 through December 31, 2004 and the remaining $496 was paid during the year ended December 31, 2003.

In December 2004, the Company and Profile entered into an Adaptive Aerosol Delivery (“AAD”) Device Supply Agreement for the manufacture and supply of nebulizers to be used by patients taking Ventavis Inhalation Solution. Under the terms of the agreement, Profile has agreed to manufacture and supply its ProDose nebulizer and related consumables to specialty pharmacy companies chosen by the Company for distribution to patients taking Ventavis. Also pursuant to the contract, following the receipt of all necessary regulatory clearances and approvals, Profile has agreed to manufacture and supply its hand-held I-Neb nebulizer to such specialty pharmacy companies for distribution to patients taking Ventavis. During the year ended December 31, 2004, the Company incurred and paid $900 of milestone payments to Profile under this agreement. Additional payments are due to Profile upon completion of certain future milestones.

Bayer

In January 2002, the Company entered into a development/clinical supply agreement with Bayer Corporation (“Bayer”). Under the agreement, the companies agreed to collaborate to develop one of the Company’s product formulations and Bayer agreed to develop the manufacturing processes. If the Company terminates the agreement because it decides to use a different supplier, then the Company must pay Bayer certain pre-determined development costs. Also, if the Company fails to negotiate a supply agreement with Bayer through no fault of Bayer, within six months of beginning Phase III clinical trials, then the Company will reimburse Bayer for its expenses not to exceed $150.

Operating Leases

In December 2003, the Company entered into a five-year operating lease for a new facility and moved into the facility in March 2004. Pursuant to the terms of the lease, the Company has given the landlord an irrevocable letter of credit in the amount of approximately $144 to secure the payments under the lease. This amount has been classified as restricted cash on the balance sheet as of December 31, 2004. The irrevocable letter of credit can be reduced upon the Company meeting certain financial covenants.

The Company’s facility lease provides a $283,000 allowance for tenant improvements as a concession by the landlord. This amount has been reflected as deferred rent on the balance sheets and is amortized

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

over the term of the lease, on a straight-line basis, as a reduction to rent expense on the statements of operations.

Rent expense was $217, $172 and $172 for the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense was $633 for the period from inception (February 10, 2000) to December 31, 2004.

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2004 are as follows:

Years Ending December 31,
2005	$250
2006	289
2007	297
2008	306
2009	77

Total minimum lease payments required	$1,219

Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnifications relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2004.

8. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Reverse Stock Split

In May 2004, the Board of Directors approved, subject to stockholder approval, a 1-to-0.606 reverse stock split of its redeemable convertible preferred stock and common stock. The 1-to-0.606 reverse stock split was approved by the Company’s stockholders on June 3, 2004. The amended and restated certificate of incorporation was filed on June 14, 2004 effecting the 1-to-0.606 reverse stock split and setting the authorized common stock and authorized preferred stock to 100,000,000 and 10,000,000 shares,

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

respectively. All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the stock split.

Preferred Stock

The authorized, issued, and outstanding shares of redeemable convertible preferred stock by series were as follows:

	December 31, 2003
	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Series A	525,196	525,196	$1,267	$1,300
Series B	2,019,989	2,019,989	8,875	9,000
Series C	9,796,999	5,269,566	30,149	30,000

	12,342,184	7,814,751	$40,291	$40,300

Each share of Series A, B, and C redeemable convertible preferred stock was entitled to voting rights equivalent to the number of shares of common stock into which each share can be converted.

Each series of redeemable convertible preferred stock was convertible at the stockholder’s option at any time into common stock. The conversion rates for Series A, B and C redeemable convertible preferred stock are 1.0382, 1.0626 and 1.0686, respectively. Upon the closing of the initial public offering in October 2004, all outstanding shares of Series A and Series B and Series C redeemable convertible preferred stock converted into an aggregate of 13,015,270 shares of common stock.

There are 10,000,000 shares of preferred stock authorized at December 31, 2004. No shares have been issued or are outstanding.

Convertible Debt Financing with Warrants

In June and August 2003, the Company raised $1,497 through the issuance of secured convertible promissory notes to certain investors in the Company. The notes earned 8% per annum. The notes convert into Series C redeemable convertible preferred stock at a price of $5.69 per share, except certain notes amounting to $339 issued in June 2003, which convert into Series C redeemable convertible preferred stock at a price of $1.90 per share. In October 2003, all of the notes plus accrued interest converted into 390,400 shares of Series C redeemable convertible preferred stock.

In connection with these notes, the Company issued warrants to purchase 302,652 shares of Series C redeemable convertible preferred stock at $5.69 per share. The fair value of the warrants was estimated to be $1,595 using the Black-Scholes pricing model with the assumptions as follows: a risk-free interest rate of 3.53% and 3.94%, a life of ten years, no dividend yield, and a volatility factor of 0.8. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be $636. The Company recorded such amounts as interest expense, amortized from the date of issuance to the date of conversion.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Additionally, the notes were considered to have a beneficial conversion feature because they permit the holders to convert their interest in the notes into shares of Series C redeemable convertible preferred stock at a price, which on the date of issuance, was lower than the fair value for the Series C redeemable convertible preferred stock. The total amount of the beneficial conversion feature was $1,315. Because the beneficial conversion feature cannot exceed the relative fair market value of the convertible notes, the Company recorded a limited beneficial conversion feature of $410. This amount was recorded as an additional discount to the notes and amortized as interest expense from the date of issuance to the date of the conversion.

In October 2003, the 302,652 warrants issued in connection with the convertible notes were relinquished in exchange for the issuance of common stock. The Company recorded the issuance of the common shares for a total value of $1,723. The Company recorded this value as a non-cash deemed dividend to preferred stockholders, with offsetting charges against stockholders’ equity (deficit).

Issuance of Series C Redeemable Convertible Preferred Stock

In October and November 2003, the Company issued 4,879,166 shares of Series C redeemable convertible preferred stock at a price of $5.69 per share for net cash proceeds of $27,562. Additionally, upon conversion of secured convertible promissory notes the Company issued 390,400 shares of Series C redeemable convertible preferred stock. The Company recorded a deemed dividend of approximately $14,332 to reflect the beneficial conversion feature embedded in the Series C redeemable convertible preferred stock.

In February 2004, the Company issued 4,391,286 shares of Series C redeemable convertible preferred stock at a price of $5.69 per share for net cash proceeds of $24,987. The Series C redeemable convertible preferred stock was considered to have a beneficial conversion feature because the issuance price was less than the relative fair value of the Company’s common stock. The total amount of the beneficial conversion feature was $26,378. Because the beneficial conversion feature cannot exceed the cash proceeds of the Series C redeemable convertible preferred stock, the Company recorded a limited beneficial conversion of $24,987.

Common Stock

On all matters on which stockholders are generally entitled to vote, each holder of common stock is entitled to one vote for each share of common stock held of record.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Initial Public Offering

On October 20, 2004, the Company completed an initial public offering, or IPO, of 5,000,000 shares of common stock for proceeds of $25,200, net of underwriting discounts and offering costs.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2004	2003	2002
Redeemable convertible preferred stock:
Series A	—	525,196	525,196
Series B	—	2,019,989	2,244,219
Series C	—	9,796,999	—
Stock Option Plans	4,386,562	1,966,961	545,400
Employee Stock Purchase Plan	293,352	—	—

	4,679,914	14,309,145	3,314,815

9. Equity Incentive Plans

Stock Option Plans

In February 2000, the Company adopted the 2000 Stock Plan (the “2000 SOP”). In February 2004, the Company adopted the 2004 Equity Incentive Plan, which became effective upon the effectiveness of the initial public offering (the “2004 SOP” and, together with the 2000 SOP, “the Plans”). The shares that were available for grant under the 2000 SOP not subject to outstanding options were transferred to and reserved for issuance under the 2004 SOP Plan. In addition, as shares are forfeited or repurchased under the 2000 SOP, they will be transferred to the 2004 SOP Plan. At December 31, 2004, there were a total of 4,386,562 shares of common stock authorized for issuance under the Plans, of which 990,090 were available for grant under the 2004 SOP. At December 31, 2003 there were 1,966,961 shares of common stock authorized for issuance under the 2000 SOP, of which 184,139 were available for grant. Pursuant to the Plans, options or stock purchase rights may be granted to employees and consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Stock options may be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the board of directors. Options become exercisable as determined by the board of directors, generally at the rate of 25% upon the completion of twelve (12) months of service, with the remaining balance vesting monthly over the next three years of service. Options granted under the Plans expire no more than ten years after the date of grant or ninety days from termination.

The Plans allow for the granting of options that are early exercisable, i.e., optionees may exercise the options before they have vested, with the Company issuing common stock upon such early exercise. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The repurchase right is at the Company’s option and lapses ninety days from termination. There were 215,023 and 2,798 shares subject to repurchase relating to the early exercise of options as of December 31, 2004 and 2003, respectively, which had a weighted-average per share exercise price of $1.32 and $0.45, respectively. The shares subject to repurchase are not included in shares outstanding in these financial statements.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The following table summarizes stock option activity under the stock option plans:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price
Shares authorized	161,600	—	—
Options granted	(33,528)	33,528	$0.25

Balance at December 31, 2000	128,072	33,528	$0.25
Shares authorized	383,800	—	—
Options granted	(381,770)	381,770	$0.45
Options canceled	109,886	(109,886)	$0.43
Options exercised	—	(8,078)	$0.45

Balance at December 31, 2001	239,988	297,334	$0.43
Options granted	(90,390)	90,390	$0.45
Options exercised	—	(5,049)	$0.45

Balance at December 31, 2002	149,598	382,675	$0.43
Shares authorized	1,421,561	—	—
Options granted	(1,417,740)	1,417,740	$0.54
Options canceled	30,720	(30,720)	$0.42
Options exercised	—	(18,145)	$0.42

Balance at December 31, 2003	184,139	1,751,550	$0.52
Shares authorized	2,419,602	—	—
Options granted	(2,121,840)	2,121,840	$2.92
Restricted stock grant	—	(2,424)	$5.00
Options canceled	517,189	(517,189)	$0.55
Options exercised	—	(917,746)	$0.73

Balance at December 31, 2004	999,090	2,436,031	$2.52

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	17,775	5.31	$0.25	17,775	$0.25
0.45–0.54	1,145,994	8.69	0.52	1,145,994	0.52
1.09	130,902	9.08	1.09	130,902	1.09
2.18	103,471	9.11	2.18	103,471	2.18
4.29–5.95	1,019,709	9.55	4.89	979,709	4.66
9.79	18,180	9.99	9.79	18,180	9.79

$0.25–9.79	2,436,031	9.08	$2.52	2,396,031	$2.46

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan, or ESPP, which was approved by the Board of Directors in February 2004 and amended in May 2004 and approved by stockholders in June 2004. The ESPP allows for the issuance of up to 293,352 shares of common stock, increasing annually on January 1 by the lesser of (i) 0.75% of the total number of shares of common stock then outstanding or (ii) 159,529 shares. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of common stock. The purchase price of common stock will not be less than 85% of the lower of the fair market value per share of common stock on the date immediately before the first day of the applicable offering period or the fair market value per share of common stock on the purchase date. In 2004, no shares were purchased under the ESPP and 293,352 shares remain available for issuance under the ESPP at December 31, 2004.

Stock Options Granted to Non-employees

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	—	—	—
Risk-free interest rate	4.25%	4.00%	4.00%
Volatility	0.8	0.8	0.8
Expected life	10 years	10 years	10 years

During the years ended December 31, 2004 and 2003, the Company granted options to purchase 24,138 shares and 105,600 shares, respectively, of common stock to consultants at a weighted-average exercise price of $3.11 per share for the year ended December 31, 2004 and $0.45 per share for the year ended December 31, 2003. These options generally vest over a four-year period. The related compensation expense, calculated in accordance with EITF 96-18 was $193 and $493 during the years ended December 31, 2004 and 2003, respectively.

10. 401(k) Savings Plan

In January 2001, the Company adopted a 401(k) savings plan (“the 401(k) plan”). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the company are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by the Company are discretionary and the Company has made no contributions for all periods presented.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The differences between the United States federal statutory tax rate and the Company’s effective rate are as follows:

	December 31,
	2004	2003	2002
Income tax benefit at federal statutory rate	(34)%	(34)%	(34)%
Amortization of deferred stock compensation	6	—	—
Unutilized net operating losses	28	34	34

	—%	—%	—%

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2004	2003
Federal and state net operating loss carryforwards	$13,426	$6,500
Federal and state research and development credit carryforwards	616	90
Capitalized start-up costs	914	660
Capitalized license fees	4,967	—
Other	1,199	20

Total deferred tax assets	21,122	7,270
Valuation allowance	(21,122)	(7,270)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $13,852, $3,970 and $1,951 during the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $34,000 and $33,000, respectively, which begin to expire in 2020 and 2013, respectively, if not utilized. The Company also had federal and state research and development tax credit carryforwards of approximately $399 and $329, respectively. The federal credits start expiring in 2020 if not utilized and the state credits do not expire.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

COTHERIX, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

12. Subsequent Events

On February 15, 2005, CoTherix closed a follow-on offering of 4,250,000 shares of common stock at $8.90 per share raising approximately $34,900, after deducting underwriting discounts and commissions and offering costs.

On March 22, 2005, CoTherix announced commercial availability of Ventavis. We began selling Ventavis in March 2005 after it received FDA approval for the treatment of PAH patients with New York Heart Association Class III or IV symptoms in December 2004.

13. Selected Quarterly Financial Data (unaudited)

	2004
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net loss	$(5,778)	$(11,941)	$(13,598)	$(6,479)
Net loss attributable to common stockholders	(30,784)	(11,959)	(13,617)	(6,483)
Basic and diluted net loss per share attributable to common stockholders	$(40.41)	$(11.53)	$(10.92)	$(0.41)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	761,863	1,037,538	1,247,017	15,823,634

	2003
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net loss	$(738)	$(1,896)	$(1,634)	$(8,360)
Net loss attributable to common stockholders	(738)	(3,558)	(2,629)	(20,053)
Basic and diluted net loss per share attributable to common stockholders	$(1.91)	$(9.34)	$(6.88)	$(29.79)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	385,474	381,139	382,049	673,094

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as of December 31, 2004 provided reasonable assurance of effectiveness that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2004 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers, directors and significant employees as of December 31, 2004.

Name	Age	Position
Executive Officers and Directors
Donald J. Santel	44	Chief Executive Officer and Director
Thomas L. Feldman	54	President and Chief Business Officer
Christine E. Gray-Smith	55	Executive Vice President, Chief Financial Officer and Secretary
James E. Pennington, M.D.	61	Executive Vice President and Chief Medical Officer
Curtis L. Ruegg, Ph.D.	42	Senior Vice President, Technical Operations
Bradford S. Goodwin(1)(2)	50	Chairman of the Board
Robert B. Chess(3)	47	Director
David W. Gryska(1)	48	Director
James I. Healy, M.D., Ph.D.(2)(3)	39	Director
Daniel S. Janney(1)(3)	39	Director
Nicholas J. Simon, III(2)	50	Director

Key Employees
Klara A. Dickinson	37	Vice President, Regulatory Affairs
Benson M. Fong	50	Vice President, Corporate Development
Henry H. Hsu, M.D.	46	Vice President, Clinical Research
George W. Mahaffey	45	Vice President, Marketing
Robert S. Michitarian	39	Vice President and General Counsel

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating and Corporate Governance Committee.

Executive Officers and Directors

Donald J. Santel is the Chief Executive Officer and a member of the board of directors of CoTherix. Mr. Santel joined CoTherix in February 2000 as President and a member of the board of directors. Mr. Santel previously served as President and Chief Executive Officer of CoTherix from April 2001 to October 2003. From October 2003 to August 2004, Mr. Santel served as President, Chief Operating Officer and Secretary. In August 2004, Mr. Santel was elected Chief Executive Officer and relinquished the positions of President and Chief Operating Officer. From October 1999 to February 2000, Mr. Santel was a consultant to Neothermia Corporation, a medical device company. From January 1998 to September 1999, Mr. Santel was President and Chief Operating Officer at Reflow, Inc., a medical device company, and from January 1998 to October 1998, he was General Manager of CardioVasc, Inc., a medical device company. From 1992 to 1997, Mr. Santel held various positions at Cardiac Pathways Corporation, a medical device company, including Vice President of Marketing and International Sales and Vice President of Clinical Engineering. Mr. Santel holds a B.S.E. in biomedical engineering from Purdue University and an M.S. in electrical engineering from the University of Minnesota.

Thomas L. Feldman is the President and Chief Business Officer of CoTherix. Mr. Feldman joined CoTherix in December 2003 as an Executive Vice President and our Chief Commercial Officer and relinquished those titles and became our President and Chief Business Officer in August 2004. From April 2003 to December 2003, Mr. Feldman served in a consulting capacity as Acting Vice President of Sales and Marketing at Genesoft Pharmaceuticals, Inc. From January 1995 to December 2002, Mr. Feldman was

Vice President of Sales and Marketing at Scios, Inc., a biopharmaceutical company. From 1993 through 1994, Mr. Feldman was National Sales Manager at Ortho Pharmaceutical Corporation (a Johnson & Johnson pharmaceutical company). From 1973 to 1993, he held various sales and marketing positions at Johnson & Johnson affiliate, McNeil Pharmaceutical, where he most recently served as National Sales Manager from 1990 to 1993. Mr. Feldman holds a B.S. in speech and business from North Dakota State University.

Christine E. Gray-Smith is an Executive Vice President, the Chief Financial Officer and Secretary of CoTherix. Ms. Gray-Smith joined CoTherix in April 2004. From June 2001 to April 2004, Ms. Gray-Smith served as Chief Financial Officer of Triad Therapeutics, Inc., a biopharmaceutical company, and was promoted to Senior Vice President in 2003. From November 1997 to May 2001, Ms. Gray-Smith served as Vice President of Finance and Chief Financial Officer at Calydon, Inc., a biotechnology company. From August 1994 to November 1997, Ms. Gray-Smith served as the senior financial officer at SUGEN, Inc., a biopharmaceutical company, with her most recent title being Vice President of Finance. Previously, Ms. Gray-Smith served in senior financial management roles at Worldtalk Corporation and Power Up Software Corporation. Ms. Gray-Smith also spent 9 years with the international accounting firm of Arthur Young & Company (predecessor to Ernst & Young LLP). Ms. Gray-Smith holds a B.A. in sociology from the University of California, Berkeley and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

James E. Pennington, M.D. is an Executive Vice President and the Chief Medical Officer of CoTherix. Dr. Pennington joined CoTherix in February 2004. From January 2001 to January 2004, Dr. Pennington served as Executive Vice President of Medical and Scientific Affairs at InterMune, Inc., a biopharmaceutical company. From June 1999 to January 2001, Dr. Pennington served as Senior Vice President of Research, Development and Clinical Affairs at Alpha Therapeutic Corporation, a biological and biopharmaceutical company. From October 1997 to February 1999, Dr. Pennington served as Senior Vice President of Clinical Research at Shaman Pharmaceuticals, Inc., a biopharmaceutical company. From September 1986 to June 1994, Dr. Pennington served as Director and from July 1994 to October 1997, he served as Vice President of Biological Clinical Research at Bayer Corporation, a biopharmaceutical company. Prior to joining the pharmaceutical industry, Dr. Pennington spent 12 years as a member of the Harvard Medical School faculty. Dr. Pennington holds a B.A. from the University of Oregon and an M.D. from the University of Oregon Medical School and is Board Certified in internal medicine and infectious diseases.

Curtis L. Ruegg, Ph.D. is Senior Vice President, Technical Operations at CoTherix. Dr. Ruegg joined CoTherix in January 2004. From January 2002 to January 2004, Dr. Ruegg was Vice President of Preclinical and Process Development at InterMune, Inc., a biopharmaceutical company. From May 2001 to January 2002, Dr. Ruegg worked as a consultant to various biotechnology companies. From 1999 to April 2001, Dr. Ruegg was Vice President of Research and Development at AP Cells, Inc., a medical product supply company. From 1993 to 1998, Dr. Ruegg served as Group Leader and Senior Scientist at Dendreon Corporation, a biotechnology company. Dr. Ruegg holds a B.S. in toxicology from the University of California, Davis and a Ph.D. in pharmacology from Johns Hopkins University School of Medicine.

Bradford S. Goodwin joined our board of directors in January 2004 and was named Chairman of the Board in September 2004. Since December 2001, Mr. Goodwin has served as Chief Executive Officer and a director of Novacea, Inc., an oncology drug development and commercialization company. From April 2000 to July 2001, Mr. Goodwin was President, Chief Operating Officer and founder of Collabra Pharma Inc., a pharmaceutical development company. From 1987 to 2000, Mr. Goodwin held various senior executive positions with Genentech, Inc. a biotechnology company, most recently Vice President of Finance. From 1977 to 1987, Mr. Goodwin was a certified public accountant with Price Waterhouse. Mr. Goodwin holds a B.S. in business administration from the University of California, Berkeley.

Robert B. Chess joined our board of directors in April 2004. Mr. Chess has been the Chairman of the board of directors at Nektar Therapeutics, formerly Inhale Therapeutic Systems, a drug delivery company, since 1999 and served as Nektar’s co-Chief Executive Officer from 1999 to 2001, as Chief Executive Officer from 1992 to 1999 and as President from 1991 to 1999. From 1987 to 1989, Mr. Chess was the co-Founder and President of Penederm, Inc., a dermatological pharmaceutical company. Prior to co-founding Penederm, Mr. Chess held various management positions at Intel Corporation and Metaphor Computer Systems (now part of IBM), and was a White House fellow during the George H.W. Bush administration serving as Associate Director, Office of Policy Development. Mr. Chess serves on the board of directors of the Biotechnology Industry Organization (BIO) and is Co-Chairman of BIO’s Intellectual Property Committee. Mr. Chess is a member of the board of directors of Pharsight Corporation, as well as a trustee of the Committee for Economic Development. Mr. Chess is on the faculty of the Graduate School of Business at Stanford. Mr. Chess holds a B.S. in engineering from the California Institute of Technology and an M.B.A. from Harvard Business School.

David W. Gryska joined our board of directors in December 2004. Mr. Gryska served from 1998 to 2004 at Scios, Inc., a biopharmaceutical company, most recently as Senior Vice President and Chief Financial Officer. From 1993 to 1998, he served as Vice President of Finance and Chief Financial Officer at Cardiac Pathways, a medical device company which was later acquired by Boston Scientific Corporation. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young LLP, an accounting firm. During his eleven years at Ernst & Young LLP, he focused on technology industries, with an emphasis on biotechnology and healthcare companies. Mr. Gryska serves on the board of directors of Seattle Genetics, Inc., a biopharmaceutical company. Mr. Gryska holds a B.A. in accounting and finance from Loyola University and an M.B.A. from Golden Gate University.

James I. Healy, M.D., Ph.D. joined our board of directors in April 2001. Since June 2000, Dr. Healy has served as Managing Director of Sofinnova Ventures, a venture capital firm focusing on life sciences investments. From January 1998 to March 2000, Dr. Healy was employed at Sanderling Ventures, a venture capital firm. During 1997, Dr. Healy was a Novartis Foundation Bursary Award recipient and performed research at Brigham and Women’s Hospital. From August 1990 to July 1997, Dr. Healy was employed by the Howard Hughes Medical Institute and Stanford University. Dr. Healy serves on the boards of directors of InterMune, Inc., a biopharmaceutical company, and several private companies. Dr. Healy holds a B.A. in molecular biology and a B.A. in Scandinavian studies from the University of California, Berkeley, and an M.D. and a Ph.D. in immunology from the Stanford School of Medicine.

Daniel S. Janney joined our board of directors in April 2001. Since 1996, Mr. Janney has been a managing director of Alta Partners, a venture capital firm. From 1993 to 1996, he was a Vice President at Montgomery Securities’ health care and biotechnology investment banking group. Mr. Janney is currently on the boards of directors of Corgentech, Inc., a biopharmaceutical company, Dynavax Technologies, Inc., a biopharmaceutical company, and several private companies. He holds a B.A. in history from Georgetown University and an M.B.A. from the Anderson School at the University of California, Los Angeles.

Nicholas J. Simon, III joined our board of directors in October 2003. Mr. Simon has been a General Partner at MPM Capital, a life sciences focused venture capital firm, since October 2001. From April 2000 to July 2001, Mr. Simon was Chief Executive Officer, founder and a director of Collabra Pharma Inc., a pharmaceutical development company. From 1989 to April 2000, Mr. Simon served in various management positions with Genentech, Inc., a biotechnology company, including Vice President of Business and Corporate Development. From 1999 to 2003, Mr. Simon served on the board of directors of Intermune, Inc., a biopharmaceutical company, and from 1999 to 2004, served on the board of directors of Genitope, Inc., a biotechnology company. Mr. Simon is currently on the boards of directors of Rigel Pharmaceuticals, Inc., a biopharmaceutical company and Barrier Therapeutics, Inc., a biopharmaceutical company, as well as several private companies. Mr. Simon holds a B.S. in microbiology from the University of Maryland and an M.B.A. from Loyola College.

Key Employees

Klara A. Dickinson is Vice President, Regulatory Affairs of CoTherix. Ms. Dickinson joined CoTherix in January 2004 as Director, Regulatory Affairs and was promoted to Vice President in September 2004. Prior to CoTherix, Ms. Dickinson spent six years at Scios, Inc., a biopharmaceutical company, serving most recently as Associate Director of Regulatory Affairs. From 1993 to 1997, she held several positions in the Quality Control and Regulatory Affairs departments at DEY Laboratories, a biopharmaceutical company. Ms. Dickinson holds a B.S. in biology from the College of Great Falls in Montana, and is certified by the Regulatory Affairs Certification Board.

Benson M. Fong is Vice President, Corporate Development of CoTherix. Mr. Fong served as a consultant to CoTherix from March 2000 to March 2001 and became employed as our Chief Financial Officer in March 2001. Mr. Fong became our Vice President of Finance and Corporate Development in February 2004, at which time he relinquished the position of Chief Financial Officer. In April 2004, Mr. Fong relinquished the position of Vice President of Finance. From March 2000 to March 2001, Mr. Fong was a principal at The Ravix Group, a financial consulting firm. From April 1998 to February 2000, Mr. Fong was a First Vice President at Imperial Bank’s Emerging Growth Division. From October 1992 to February 1997, Mr. Fong was Chief Financial Officer of Cibus Pharmaceutical, Inc., a drug delivery company. Mr. Fong holds a B.S. in biology from the University of Oregon.

Henry H. Hsu, M.D. is Vice President, Clinical Research of CoTherix. Dr. Hsu joined CoTherix in February 2004. From 2000 to 2004, he was employed at InterMune, Inc., a biopharmaceutical company, first as Senior Medical Director and subsequently as Vice President, Clinical Research. From 1995 to 2000, Dr. Hsu was employed at Chiron Corporation, a biopharmaceutical company, where he was Medical Director. Dr. Hsu completed Internal Medicine training at the University of California, Davis, where he served as Chief Medical Resident. He obtained subspecialty training in clinical gastroenterology and hepatology at Stanford University Medical Center as well as completing a research fellowship in molecular virology as a Howard Hughes Medical Institute Postdoctoral Physician Research Fellow. Dr. Hsu also holds a B.A. from The Johns Hopkins University and an M.D. from the University of California, San Francisco.

George W. Mahaffey is Vice President, Marketing of CoTherix. Mr. Mahaffey joined CoTherix in March 2004. From 2000 to 2004, Mr. Mahaffey was Senior Director, Marketing and Business Development at Scios, Inc., a biopharmaceutical company. From 1997 to 2000, he was employed in sales and marketing roles at Neurex, Inc., a biopharmaceutical company. Mr. Mahaffey previously worked at the DuPont Co. for 18 years in various engineering and pharmaceutical sales positions. He holds a B.S. in chemical engineering from the University of Delaware and an M.B.A. from the University of South Florida.

Robert S. Michitarian is Vice President and General Counsel of CoTherix. Mr. Michitarian joined CoTherix in February 2005. From December 2001 to February 2005, Mr. Michitarian served as Associate General Counsel of Affymetrix, Inc. Prior to joining Affymetrix, Mr. Michitarian was Vice President, General Counsel and Secretary of Blaze Software, Inc. and its successor Brokat Technologies Inc. From 1998 to 2000, Mr. Michitarian was Corporate Counsel at Genentech, Inc. From 1994 to 1998, Mr. Michitarian was associated with the law firm of Latham & Watkins. Mr. Michitarian holds a B.A. in political science from Stanford University and a J.D. from the University of Virginia.

Audit Committee and Audit Committee Financial Expert

Our board of directors adopted its audit committee charter on February 24, 2004. Our board has determined that David W. Gryska, Chairman of the Audit Committee, and Bradford S. Goodwin are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and that a majority of the audit committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Code of Ethics

We have adopted a Code of Ethics that applies to the Chief Executive Officer and all senior financial officers, or persons performing similar functions, of the Company. A copy of the Company’s Code of Ethics is attached as an exhibit to this annual report on Form 10-K. The Code of Ethics is also posted on the Company’s website at www.cotherix.com.

See also the information in the section concerning our directors in the proxy statement for our 2005 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2004 (the “2005 Proxy Statement”), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth in the section concerning executive compensation in the 2005 Proxy Statement, which is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the sections entitled “Beneficial Owners and Management’s Ownership of CoTherix Stock” and “Equity Compensation Plan Information” in our 2005 Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to the number of shares of CoTherix common stock that may be issued under all of our equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of our 2004 Equity Incentive Plan, 2000 Stock Plan and 2004 Employee Stock Purchase Plan. The Company does not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options(1)(a)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a), (2) and (3)
Equity compensation plans approved by security holders	2,436,031	$2.52	999,090
Equity compensation plans not approved by security holders	0	0	0

(1)	Does not include options to purchase shares at the end of the ongoing offering period under the 2004 Employee Stock Purchase Plan.
(2)

The 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan contain “evergreen” provisions pursuant to which the number of authorized shares automatically increases each January 1 beginning in 2005. As of January 1 of each year, the 2004 Equity Incentive Plan share reserve will automatically be increased by the lesser of 531,765 shares or that number of shares equal to 2.5% of the then outstanding common stock. On January 1, 2005, the share reserve increase was 491,042 for the 2004 Equity Incentive Plan. The number of shares available for purchase under the 2004 Employee Stock Purchase Plan will automatically increase by the lesser of 159,259 shares or 0.75% of the total number of shares of common stock then outstanding. On January 1, 2005, the share reserve increase was 147,312 for the 2004 Employee Stock Purchase Plan.
(3)	As of December 31, 2004, 293,352 shares remain available for issuance under the 2004 Employee Stock Purchase Plan. Up to 13,277 shares are subject to purchase at the end of the current offering period on May 15, 2005, at which time those shares will no longer remain available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section regarding certain relationships and related transactions in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information required by this Item set forth in the section regarding ratification of independent accountants in the 2005 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3. Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit No.	Description

3.4*	Amended and Restated Bylaws of the Registrant.

3.5*	Amended and Restated Certificate of Incorporation of the Registrant.

4.1*	Specimen Common Stock Certificate.

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*	Employment Agreement between W. Scott Harkonen, M.D. and Registrant dated October 8, 2003.

10.3*	Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.4*	Registrant’s 2000 Stock Option Plan.

10.5*	Registrant’s 2004 Equity Incentive Plan.

10.6*	Registrant’s 2004 Employee Stock Purchase Plan and form of agreements thereunder.

10.7*	Amended and Restated Investor Rights Agreement dated October 8, 2003.

10.8*	Standard Lease between F & S Properties, LLC and Registrant dated December 17, 2003.

10.9*	Office Lease between Sierra Point Development and Registrant dated January 5, 2004.

10.10†*	Development and License Agreement between Schering AG and Registrant dated October 2, 2003.

Exhibit No.	Description

10.11†*	Exclusive License Agreement between the Trustees of Columbia University in the City of New York and Registrant dated March 14, 2000.

10.12†*	Amendment to Exclusive License Agreement between the Trustees of Columbia University in the City of New York and Registrant dated February 20, 2004.

10.13*	Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

10.14*	Employment Offer Letter between Christine Gray-Smith and Registrant dated March 29, 2004.

10.15*	Employment Offer Letter between James Pennington, M.D. and Registrant dated February 1, 2004.

10.16*	Separation Agreement between W. Scott Harkonen, M.D. and Registrant dated June 29, 2004.

10.17*	Manufacturing and Supply Agreement between Schering AG and Registrant dated May 17, 2004.

10.18*	Amendment dated August 30, 2004 to the Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.19*	Amendment dated August 30, 2004 to the Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

10.20**†	Amendment to Development and License Agreement and Amendment to Manufacturing and Supply Agreement between Schering AG and Registrant dated November 22, 2004.

10.21**	Amendment No. 2 to Development and License Agreement between Schering AG and Registrant dated December 29, 2004.

10.22**†	AAD Device Supply Agreement between Profile Drug Delivery Ltd. and Registrant dated December 29, 2004.

10.23**†	Distribution and Services Agreement between Accredo Health Group, Inc. and Registrant dated January 19, 2005.

10.24***	Registrant’s 2004 Equity Incentive Plan Form of Stock Option Grant.

14.0	Code of Ethics.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, a adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-113521).
**	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-121970).

***	Incorporated herein by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed on March 17, 2005.
†	Confidential treatment has been requested for certain portions that are omitted from the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to CoTherix, Inc.’s application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2005.

COTHERIX, INC.

By:	/S/ DONALD J. SANTEL
Donald J. Santel President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald J. Santel and Christine E. Gray-Smith, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD J. SANTEL Donald J. Santel	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2005

/s/ CHRISTINE E. GRAY-SMITH Christine E. Gray-Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Chairman of the Board	March 31, 2005

/s/ ROBERT B. CHESS Robert B. Chess	Director	March 31, 2005

/s/ DAVID W. GRYSKA David W. Gryska	Director	March 31, 2005

/s/ JAMES I. HEALY James I. Healy	Director	March 31, 2005

/s/ DANIEL S. JANNEY Daniel S. Janney	Director	March 31, 2005

/s/ NICHOLAS J. SIMON, III Nicholas J. Simon, III	Director	March 31, 2005