Form 10-Q
period 2005-03-31
COTHERIX INC
filed 2005-05-16
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 10, 2005, the number of outstanding shares of the Registrant’s Common Stock was 23,951,105.

CoTherix, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CoTherix, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,784	$43,251
Securities available-for-sale	37,823	—
Interest receivable	606	—
Accounts receivable, net of allowance for doubtful accounts of $5 and none at March 31, 2005 and December 31, 2004, respectively	352	—
Inventory, net	194	—
Prepaid expenses and other current assets	836	876

Total current assets	70,595	44,127
Securities available-for-sale, long term	2,295	—
Restricted cash	144	144
Property and equipment, net	1,268	1,139
Acquired product rights, net	8,775	9,000

Total assets	$83,077	$54,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,351	$376
Accrued compensation	750	1,333
Accrued clinical development liabilities	128	596
Accrued acquired product rights	9,000	9,000
Other accrued liabilities	2,498	1,657
Liability for early exercise of stock options	141	245

Total current liabilities	13,868	13,207
Liability for early exercise of stock options—non-current portion	20	38
Deferred rent—non-current portion	245	261
Commitments:
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2005 and December 31, 2004; 23,837,834 shares and 19,426,688 shares issued and outstanding at March 31, 2005 and December 31, 2004	24	19
Additional paid-in capital	146,855	111,698
Deferred stock compensation	(10,673)	(11,729)
Accumulated other comprehensive loss	(73)	—
Accumulated deficit	(67,189)	(59,084)

Total stockholders’ equity	68,944	40,904

Total liabilities and stockholders’ equity	$83,077	$54,410

See accompanying notes

CoTherix, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2005	2004
Product sales, net	$345	$—
Operating expenses:
Cost of goods sold	91	—
Acquired product rights	225	150
Research and development	2,448	2,288
Selling, general and administrative	4,849	1,785
Amortization of employee stock-based compensation related to:
Research and development	409	438
Selling, general and administrative	645	1,195

Total operating expenses	8,667	5,856

Loss from operations	(8,322)	(5,856)
Interest and other income	372	78
Interest expense	(155)	—

Net loss	(8,105)	(5,778)
Accretion to redemption value of redeemable convertible preferred stock	—	(19)
Deemed dividend upon issuance of Series C redeemable convertible preferred stock and issuance of common stock upon closing of common stock and issuance of common stock upon exchange of convertible preferred warrants	—	(24,987)

Net loss attributable to common stockholders	$(8,105)	$(30,784)

Basic and diluted net loss per common share attributable to common stockholders	$(0.37)	$(40.41)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	21,705,450	761,863

See accompanying notes

CoTherix, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,105)	$(5,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	29
Loss on disposal of fixed assets	—	(15)
Amortization of intangibles	225	—
Amortization of deferred stock compensation, net of reversals	1,054	1,633
Fair value of stock options issued for services	49	219
Changes in assets and liabilities:
Accounts receivable	(352)	—
Interest receivable	(606)	—
Inventory, net	(194)	—
Prepaid and other current assets	40	(882)
Restricted cash	—	(143)
Accounts payable	975	938
Accrued compensation	(583)	(286)
Accrued clinical development liabilities	(468)	148
Other accrued liabilities	825	1,482

Net cash used in operating activities	(7,046)	(2,655)

Cash flows from investing activities:
Purchases of securities available-for-sale	(40,191)	—
Purchases of property and equipment	(223)	(1,084)

Net cash used in investing activities	(40,414)	(1,084)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs and excluding early exercised options	34,993	391
Proceeds from early exercise of options	—	68
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	24,987

Net cash provided by financing activities	34,993	25,446

Net increase (decrease) in cash and cash equivalents	(12,467)	21,707
Cash and cash equivalents at the beginning of the period	43,251	20,549

Cash and cash equivalents at the end of the period	$30,784	$42,256

Supplemental schedule of non cash financing activities:
Unrealized loss on securities available-for-sale	$73	$—
Accretion of redemption value of redeemable convertible preferred stock	—	19
Deferred stock compensation	—	12,009
Deemed dividend to redeemable convertible preferred stockholders	—	(24,987)
Tenant improvement allowance	—	283

See accompanying notes

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. The Company and Basis of Presentation

CoTherix, Inc. (“CoTherix” or the “Company”) was incorporated in the state of Delaware on February 10, 2000. In October 2003, the Company changed its name from Exhale Therapeutics, Inc. to CoTherix, Inc. The Company is a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases.

From inception (February 10, 2000) through December 31, 2004, the Company was a development stage company and its financial statements during that period were prepared in conformity with accounting principles generally accepted in the United States of America governing development stage companies. During this time period, the Company’s primary activities were establishing its offices, recruiting personnel, licensing product candidates, conducting research and development, conducting preclinical and clinical testing, conducting field-based clinical activities, submitting regulatory filings with the FDA, preparing for a product launch and establishing a direct sales force, selling and marketing Ventavis, performing business and financial planning, and raising capital. The Company received Federal and Drug Administration (“FDA”) marketing approval for Ventavis® (iloprost) Inhalation Solution, its first product, on December 29, 2004. During the first quarter of 2005, the Company exited the development stage after it began selling the product in the United States in March 2005.

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue to finance operations with a combination of equity issuances and debt arrangements, as well as from sales of its product. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs, or curtail operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period or for any other future year.

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturity of less than three months when purchased.

Securities Available-for-Sale

The Company considers investments with a maturity date of more than three months but less than twelve months from the date of purchase to be short-term investments and the Company has classified these securities in current assets as available-for-sale. The Company considers investments with a maturity of twelve months or greater from the date of purchase to be long-term investments, and the Company has classified these securities as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific identification method.

Fair Value of Financial Instruments

The Company carries cash and cash equivalents and securities available-for-sale at market value. The Company’s financial instruments including accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and acquired product rights subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through March 31, 2005, there has been no such impairment.

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

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

The Company had $9,000 in acquired product rights capitalized at December 31, 2004 related to a milestone becoming due upon the marketing approval of Ventavis by the FDA in December 2004. Through March 31, 2005, the Company recorded $225 of amortization of these capitalized acquired product rights.

Revenue Recognition, Revenue Reserves and Costs of Goods Sold

The Company recognizes revenue in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue generally upon delivery when title passes to a credit-worthy customer, and records reserves for estimated returns and rebates as an adjustment to revenues. The Company is obligated to accept from customers the return of its product that has reached its expiration date. The Company believes that it has been able to make reasonable and reliable estimates of product returns and rebates based upon competitive product information and governmental requirements. The Company reviews all sales transactions for potential rebates each month and believes that its reserves are adequate. These revenue reductions are generally reflected as an addition to accrued expenses if the payment is due to a party other than the customer. The Company includes shipping, distribution and handling costs in cost of goods sold and also records a royalty obligation owed to Schering AG based on net sales in cost of goods sold.

Purchase Obligations for Inventory

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in April 2005, the Company committed to purchasing a minimum amount of Ventavis into the second quarter of 2007. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels. The Company also is required to make judgments as to the expiration dates of its product, since its product can no longer be used after its expiration date. As part of its excess inventory assessment for its product, the Company also considers the expiration date of its product to be manufactured in the future under minimum purchase obligations.

Significant differences between the Company’s current estimates and judgments and future estimated demand for its product and the useful life of its inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on the Company’s financial condition and results of operations during the period in which the Company recognizes an inventory reserve. To date, the Company has not had any charges to cost of goods sold for excess inventory and contractual purchase commitments for inventory in excess of forecasted needs.

Concentration of Risks

Cash equivalents and securities available-for-sale are financial instruments that potentially subject the Company of risk to the extent recorded on the balance sheet. The Company has established guidelines for investing excess cash relative to diversification and maturities that it believes maintain safety and liquidity. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests its excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and by policy, restricts exposure to any single corporate issuer by imposing concentration limits. To reduce the exposure due to shifts in interest rates, the Company maintains investments with short effective maturities.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company’s revenues and trade receivables are concentrated in two customers. The Company performs credit evaluations on its customers’ financial condition and limits the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. These customers represented 82% and 18%, respectively, of accounts receivable and net product sales at March 31, 2005.

Inventories

Inventories consist of finished good products and are stated at lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method.

3. Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, redeemable convertible preferred stock, stock options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The calculation of basic net loss per share attributable to common stockholders excludes incremental common stock issuable upon exercise of options, as their effect would be anti-dilutive.

	Three Months Ended March 31,
	2005	2004
Historical:
Numerator:
Net loss, as reported	$(8,105)	$(5,778)
Accretion of redemption value of redeemable convertible preferred stock	—	(19)
Deemed dividend upon issuance of redeemable convertible preferred stock	—	(24,987)

Net loss attributable to common stockholders, as reported	$(8,105)	$(30,784)

Denominator:
Weighted-average common shares outstanding	21,812,477	844,860
Weighted-average unvested common shares subject to repurchase	(107,027)	(82,997)

Weighted-average common shares used to calculate basic and diluted net loss per share attributable to common stockholders	21,705,450	761,863

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(40.41)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2005	2004
Redeemable convertible preferred stock	—	12,564,366
Common stock subject to repurchase	109,271	414,708
Options to purchase common stock	4,570,161	2,760,175

	4,679,432	15,739,249

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Dividend yield	—	—
Risk-free interest rate	4.64%	4.00%
Volatility	0.8	0.8
Expected life	5 years	5 years

In connection with the grant of certain stock options to employees during the three months ended March 31, 2004 and the year ended December 31, 2004, the Company recorded deferred stock compensation within stockholders’ equity of $12,009 and $13,559, respectively, which represents the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amounts are amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded deferred stock compensation expense of $1,054 and $1,633 for the three months ended March 31, 2005 and 2004, respectively. The expected future amortization expense for deferred stock compensation for stock option grants through December 31, 2004 is as follows:

For the years ending December 31,
2005	$4,146
2006	3,971
2007	3,373
2008	237

$11,727

For the three months ended March 31, 2005 and for the year ended December 31, 2004, the Company reversed $2 and $4,139, respectively, of unamortized deferred stock-based compensation recorded in prior years due to the cancellation of options related to the departure of certain employees.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Three months ended March 31, 2005	Three months ended March 31, 2004
	(in thousands, except share data)
Net loss attributable to common stockholders, as reported	$(8,105)	$(30,784)
Add: Stock-based employee compensation expense included in net loss attributable to common stockholders	1,054	1,633
Deduct: Stock-based compensation expense determined under fair value method	(1,377)	(2,402)

Pro forma net loss attributable to common stockholders	$(8,428)	$(31,533)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.37)	$(40.49)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(0.39)	$(42.85)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123(R) until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company beginning January 1, 2006. The Company has not yet completed its evaluation but expects the adoption to have a material effect on its financial statements. Current estimates of options values using the Black-Scholes Method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

5. Stockholders’ Equity

On February 15, 2005, CoTherix closed a follow-on public offering of 4,250,000 shares of common stock at $8.90 per share raising approximately $35,000 after deducting underwriting discounts, commissions and offering costs.

6. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. SFAS No. 130 requires components of other comprehensive income, including unrealized gains or losses on the Company’s available-for-sale securities, to be included in total comprehensive income (loss).

7. Segment Reporting

Management has determined that the Company operates in one business segment which is the licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases.

8. Subsequent Event

In April 2005, the Company paid Schering AG the $9,000 milestone payment, plus certain interest payments, related to the December 29, 2004 FDA approval of Ventavis.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors and Other Uncertainties” and elsewhere in this quarterly report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing in the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K previously filed on March 31, 2005 with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling our product Ventavis in March 2005, after it received FDA approval for the treatment of PAH in patients with New York Heart Association Class III or IV symptoms in December 2004.

We licensed the exclusive U.S. rights to Ventavis from Schering AG in October 2003. Under the license agreement, we paid Schering AG $6.0 million upon signing the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. The agreement originally required us to pay Schering AG $9.0 million upon FDA approval of Ventavis, but was amended in December 2004 to make that amount, plus simple interest at 10%, due by August 2005; we paid Schering AG this $9.0 million and accrued interest in April 2005. In addition, we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis.

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

We have incurred net losses since our inception. As of March 31, 2005, we had an accumulated deficit of $67.2 million. We recognized a net loss of $8.1 million for the three months ended March 31, 2005. We recognized net losses of $37.8 million and $12.6 million in the years ended December 31, 2004, and 2003, respectively.

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through March 31, 2005, we had received net cash proceeds of $125.1 million from the issuance of shares of preferred and common stock, including net cash proceeds in connection with our initial public offering of common stock completed in October 2004 of approximately $25.2 million, and including net cash proceeds in connection with our follow-on offering of common stock completed in February 2005 of approximately $35.0 million. As of March 31, 2005, we had total combined cash and cash equivalents and securities available-for-sale of $70.9 million.

Through December 31, 2004 we had not generated any revenue from sales of commercial products. We began selling our first product, Ventavis, in March 2005 and recognized $345,000 of net product sales for the three months ended March 31, 2005.

Outlook

We anticipate that a substantial portion of our efforts in 2005 will be focused on conducting sales and marketing activities for Ventavis, conducting additional development for expanded uses of Ventavis and building our infrastructure to support our operations as a public company. We plan to conduct additional development for expanded uses of Ventavis, which includes initiating a Phase II clinical trial in the second quarter of 2005 to evaluate Ventavis for the treatment of pulmonary hypertension associated with idiopathic fibrosis (“IPF”). In addition, we are working with a partner to develop an extended-release formulation of Ventavis that could require less frequent dosing and shorter inhalation times compared to the current formulation of Ventavis. In order to expand our product pipeline, we will continue to actively pursue opportunities to license or acquire additional products or product candidates, which may require additional capital and personnel.

In April 2005, we paid Schering AG a milestone payment of $9.0 million plus certain interest payments. This milestone was capitalized as an acquired product right upon Ventavis receiving FDA approval in December 2004. In addition, we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis.

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

In addition, our efforts to commercialize Ventavis are subject to various risks, including without limitation competition from existing and future products; dependence on third parties to, among other things, manufacture and distribute Ventavis; the need to effectively utilize our sales and marketing organization; the need to obtain adequate reimbursement for Ventavis and approved pulmonary drug delivery devices; the need to obtain additional regulatory approvals to expand the commercial potential of Ventavis; and market acceptance of Ventavis. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in new and rapidly evolving markets. We may not be successful in addressing such risks and difficulties. See “Risk Factors and Other Uncertainties” for additional information.

Operations Overview

Net product sales consist solely of sales of Ventavis. Sales of Ventavis are reduced for estimates of rebates and returns. We expect our net products sales to increase in the future as we continue to sell and market Ventavis.

Cost of goods sold consists primarily of product and royalty costs paid or payable to our manufacturer, Schering AG. We expect our cost of goods sold to increase in the future as we continue to sell and market Ventavis. In addition, we purchase our inventory in euros, and therefore our inventory purchases are subject to fluctuations in euro to U.S. dollar exchange rates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our financial statements. The following accounting policies are important in fully understanding and evaluating our reported financial results.

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We sell to two customers, which are both specialty pharmacies. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. Revenue is recognized at delivery when title passes to a credit-worthy customer and reserves are recorded for estimated returns and rebates. We are obligated to accept from customers the return of product that has reached its expiration date. We have just begun to distribute Ventavis and we have made estimates of product returns and rebates based on competitive product information and governmental requirements, that we believe are reasonable, but due to the nature of our business model and based on limited experience, these estimates are subjective. We review all sales transactions for potential rebates each month and monitor product ordering cycles and actual returns, product expiration dates and inventory levels to estimate potential product return rates. We believe that our reserves are adequate.

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

The information regarding net loss as required by SFAS No. 123, presented in Note 4 to our financial statements, has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

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

We granted certain stock options during the year ended December 31, 2003 and 2004 that resulted in deferred stock compensation of $10.7 million and $13.6 million, respectively. Deferred stock compensation represents the difference between the deemed fair value of common stock and the option exercise price at the date of grant. It is recorded as a reduction to stockholders’ equity and is amortized as compensation expense over the vesting period of the options, generally four years. The amount of deferred stock-based compensation expensed in the three months ended March 31, 2004 and 2005 was $1.6 million and $1.1 million, respectively. Based on deferred compensation amounts recorded through March 31, 2005, the total per year amortization expense will be $4.1 million, $4.0 million, $3.4 million and $237,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

In 2004, we recorded a $4.1 million reversal in unamortized deferred stock-based compensation to reflect employee terminations including $3.6 million related to our former Chief Executive Officer who resigned in June 2004.

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, or SFAS 123(R), which supercedes previous accounting rules covering stock options issued to employees. SFAS 123(R) is scheduled to become effective for us with the quarterly reporting period beginning January 1, 2006. Under SFAS 123(R), we will be required to record compensation expense for stock options issued to employees, based on an estimate of the fair value of the options when they are issued. Because the stock option valuation assumptions permitted under SFAS 123(R) are different than those contained in SFAS 123, the stock option valuation disclosures contained in the footnotes to our financial statements may differ significantly from the valuations we record in the financial statements upon the adoption of SFAS 123(R) in the first quarter of 2006. We are currently evaluating which method we will use to adopt SFAS 123(R). Regardless of the method we choose, we expect SFAS 123(R) to increase our operating expenses, which will have a material adverse impact on our statement of operations.

Deemed Dividend upon Issuance of Redeemable Convertible Preferred Stock

In February 2004, we consummated the remaining closing of our Series C redeemable convertible preferred stock financing resulting in net cash proceeds of $25.0 million. Subsequent to the commencement of our initial public offering, the fair value of our common stock was determined to be $11.70 per share as of February 2004. Accordingly, we recorded a deemed dividend of $25.0 million as of February 2004. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per share for the three months ended March 31, 2004.

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

We recognize an impairment loss when the estimated undiscounted future cash flows we expect to receive from the use of the asset, plus net proceeds we expect from the disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through March 31, 2005, there has been no such impairment.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Product sales, net. We recognized $345,000 of net product sales in the three months ended March 31, 2005 as a result of the launch of Ventavis in the first quarter of 2005. We had no product sales in the three months ended March 31, 2004.

Cost of goods sold. Cost of goods sold was $91,000 in the three months ended March 31, 2005 and represents the cost of product, shipping, distribution and handling costs, and a royalty owed to Schering AG based on net product sales. Costs of goods sold were 26.7% of net product sales.

Research and development. Research and development expenses increased slightly from $2.3 million in the three months ended March 31, 2004 to $2.4 million in the three months ended March 31, 2005. The increase quarter over quarter primarily reflects an increase of $625,000 for the recruitment and hiring of additional clinical, regulatory and development personnel, an increase of $100,000 for clinical trial costs, an increase of $200,000 for development costs, offset by a decrease of $600,000 in our clinical, regulatory and operational activities in fiscal 2004 required to obtain regulatory approval for Ventavis.

Selling, general and administrative. Selling, general and administrative expenses increased from $1.8 million in the three months ended March 31, 2004 to $4.8 million in the three months ended March 31, 2005. The $3.0 million increase primarily reflects an increase of $1.5 million for the recruitment, hiring and additional travel costs of additional personnel, (including the hiring of 20 professional sales representatives and three area business managers in the three months ended March 31, 2005), an increase of $500,000 in professional fees, consultants and business development activities and an increase of $800,000 in sales, field-based clinical activity, distribution and marketing activities.

Acquired product rights. We expensed $150,000 under license agreements with other third parties in the three months ended March 31, 2004. In the three months ended March 31, 2005, we amortized $225,000 of the $9.0 million acquired product right milestone that was capitalized at December 29, 2004 upon FDA approval of Ventavis. This intangible asset is being amortized over 10 years from product approval; no amounts were amortized in 2004. The intangible asset and its related amortization period will be assessed regularly for impairment; as of March 31, 2005, there was no impairment.

Interest and other income. Interest and other income increased from $78,000 in the three months ended March 31, 2004 to $372,000 in the three months ended March 31, 2005. This increase in interest income related to our higher combined cash and cash equivalents and securities available-for-sale balances in 2005 as a result of our equity financings, in particular the net proceeds from our initial public offering of approximately $25.2 million in October 2004 and the follow-on public offering of approximately $35.0 million in February 2005.

Interest expense. Interest expense increased from $0 in the three months ended March 31, 2004 to $155,000 in the three months ended March 31, 2005. This increase in interest expense relates to the interest cost associated with the deferral of the milestone payment due to Schering AG.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through March 31, 2005, we had received net cash proceeds of $125.1 million from the issuance of shares of preferred and common stock, including net cash proceeds in connection with our initial public offering of common stock completed in October 2004 of approximately $25.2 million, and including net cash proceeds in connection with our follow-on public offering of common stock completed in February 2005 of approximately $35.0 million. As of March 31, 2005, we had combined cash and cash equivalents and securities available-for-sale of $70.9 million. In April 2005 we paid Schering AG $9.0 million and accrued interest.

For the three months end March 31, 2005, we used net cash of $7.0 million for operating activities. This consisted of a net loss for the period of $8.1 million, which included $1.1 million in non-cash amortization of deferred stock-based compensation. Net cash used in investing activities during the three months ended March 31, 2005 was $40.4 million, which included $40.2 million of purchases of securities available-for-sale and $223,000 for purchases of property and equipment. Net cash provided from financing activities during the three months ended March 31, 2005 was $35.0 million due to the $35.0 million related to our follow-on public offering of common stock in February 2005.

We currently expect to use our existing cash and cash equivalents, and securities available-for-sale, as follows:

•	expanding our sales and marketing organization for the commercialization of Ventavis;

•	milestone payments due under license and other agreements, including a $9.0 million milestone payment plus certain interest payments to Schering AG as a result of FDA approval of Ventavis, which was paid in April 2005;

•	additional clinical development of Ventavis in combination with other therapies and in new indications;

•	building our infrastructure to support operations as a public company; and

•	licensing or acquiring and developing additional products or product candidates.

We expect the remainder of our existing cash and cash equivalents will be used to fund working capital and capital expenditures. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development, regulatory requirements and the success of our commercialization efforts and the amount of cash used by our operations.

Through December 31, 2004 we did not generate any revenue from sales of commercial products. We began selling Ventavis in March 2005 and recognized $345,000 in net product sales in the three months ended March 31, 2005.

We continue to incur significant losses. As a result of FDA approval of Ventavis, we will increase our spending in connection with the commercialization and launch of the product. In April 2005 we paid Schering AG a $9.0 million milestone plus accrued interest, and we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis, as well as a royalty based on net sales of Ventavis. As of March 31, 2005, we anticipate that our existing cash and cash equivalents, and securities available-for-sale, will be sufficient to fund our operations for at least the next 15 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, particularly if we acquire or license the rights to additional products or product candidates. If we are unable to raise additional capital when required or on acceptable terms and if our sales of Ventavis do not meet current projections, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or curtail our operations.

We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the level of revenues achieved by Ventavis;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials and other development activities;

•	the costs and timing of regulatory submissions; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Contractual Obligations

Our contractual obligations as of March 31, 2005 were as follows. The table also includes an April 2005 commitment made under our manufacturing supply agreement with Schering AG.

	Payments Due by Period
	Through December 31, 2005	2006 to 2007	2008 to 2009	Thereafter
Manufacturing supply agreement	$6,191	$6,601	$—	$—
Operating lease	182	586	383	—

Total	$6,373	$7,187	$383	$—

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

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in April 2005, we committed to purchasing a minimum amount of Ventavis into the second quarter of 2007, which amount is reflected in the table above.

We also have other contractual obligations, the timing of which are contingent on future events. Under our license agreement, we paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. In addition, we had an obligation to pay Schering AG $9.0 million as a result of the approval of Ventavis by the FDA, which we deferred pursuant to an amendment to the agreement. In April 2005, we paid this amount plus accrued interest related to the deferral of this milestone payment. In addition, we will be required to pay Schering AG $4.0 million when annual net sales exceed $25.0 million for Ventavis and $10.0 million when annual net sales exceed $100.0 million for Ventavis. We have also agreed to pay a royalty based on

Ventavis net sales until the later of the last to expire patent under the agreement covering Ventavis or ten years from the first commercial sale of Ventavis.

Related Party Transaction

In February 2000, we entered into a consulting agreement with Gerard Turino, M.D., then one of our directors. From February 2000 through December 2004, we paid Dr. Turino $6,250 per month for consulting work related to the development of CTX-100. Dr. Turino resigned as a director in October 2003. In February 2004, we replaced the February 2000 agreement with a new agreement between Dr. Turino and us on substantially the same terms. The February 2004 agreement expired on December 31, 2004.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents and securities available-for-sale at March 31, 2005 included a variety corporate debt securities, asset-backed securities and money market funds.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. In April 2005, the Securities and Exchange Commission adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123(R) until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for us beginning January 1, 2006. We have not yet completed our evaluation but expect the adoption to have a material effect on our financial statements. Current estimates of options values using the Black-Scholes Method (as shown in Note 4 to our financial statements) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

RISK FACTORS AND OTHER UNCERTAINTIES

The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report include statements regarding our expectations, beliefs, hopes, goals, intentions, initiatives or strategies, including without limitation statements regarding the potential for Ventavis to be used in combination with bosentan to treat PAH; our plans for a clinical trial to evaluate Ventavis for the treatment of IPF and other clinical and development activities to potentially expand the uses for Ventavis; development of an extended-release formulation of Ventavis and the potential for less frequent dosing and shorter inhalation times; our pursuit to in-license or acquire other products or product candidates; our expectations regarding FDA regulatory matters, product approvals and development costs; the progress, timing and completion of product development; and our estimates regarding anticipated operating losses and expenses, future revenues, capital requirements, use of capital resources and our needs for additional financing. The results of initial clinical trials do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progress through initial clinical trials. We cannot guarantee that data collected from clinical trials of any product or product candidate, including any combination therapy or reformulation of Ventavis, will be sufficient to support FDA or other regulatory approval, or that we will seek any such approval. All forward-looking statements included in this report are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement after the date of this report as a result of new information, future events or otherwise. Our actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed in this quarterly report on Form 10-Q.

Risks Related to Our Business

If do not successfully market and sell Ventavis, we may not generate sufficient revenues to continue our business operations.

Ventavis is our only product. We initiated commercial sales of Ventavis in March 2005. The process to commercialize Ventavis has been and will continue to be complex and costly, and our ability to successfully market and sell Ventavis will depend on a number of factors, including our ability to:

•	achieve sufficient market demand for Ventavis through patient acceptance and continued use of Ventavis, and compliance with the Ventavis dosing regimen;

•	educate physician prescribers and the patient market;

•	sell Ventavis at acceptable prices;

•	continue to integrate our sales and marketing organization;

•	obtain commercial quantities of Ventavis from Schering AG, including maintaining export clearance from the appropriate health authority in Spain where the manufacturing of Ventavis is completed so that Schering AG can supply Ventavis to us in the U.S.;

•	ensure adequate supply of the pulmonary drug delivery devices used to administer Ventavis;

•	obtain and maintain adequate third-party payor reimbursement of Ventavis and pulmonary drug delivery devices; and

•	maintain our agreements with the specialty pharmacy and third-party logistic companies that distribute Ventavis, and ensure that those companies perform their obligations under those agreements.

If we do not successfully market and sell Ventavis, we may not be able to earn sufficient revenues to continue our business.

We have a history of net losses and may not achieve or maintain profitability.

We are a biopharmaceutical company incorporated in February 2000 with a limited operating history. Through March 31, 2005, we had not generated significant product revenue. We have recently initiated commercial sales of Ventavis and have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and through March 31, 2005, had accumulated net losses totaling $67.2 million. Our net losses were $8.1 million for the three months ended March 31, 2005 and were $12.6 million in the year ended December 31, 2003 and $37.8 million in the year ended December 31, 2004. The net losses for the year ended December 31, 2003 and the year ended December 31, 2004 included, respectively, $6.0 million and $7.0 million milestone payments to Schering AG. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Sales of Ventavis may not generate sufficient revenue for us to achieve or maintain profitability. Our ability to generate significant revenue will depend on our ability to, among other things, obtain commercial quantities of Ventavis and successfully market and sell Ventavis.

We expect to incur increased selling, general and administrative expenses during upcoming periods in this year versus comparable periods last year due to higher sales and marketing expenses related to the commercialization of Ventavis and expenses related to our operating as a public company. In addition, we expect additional research and development expenses related to current and planned clinical trials to expand the use of Ventavis and the establishment of field-based clinical capabilities, and we will likely incur additional research and development expenses related to in-licensing other product candidates and performing development work on such candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable. Any guidance or forecasts that we may provide with respect to our business and operating results are subject to risks and uncertainties and our actual results may differ.

If we are unable to effectively utilize our direct sales force, our business will be harmed.

We market Ventavis in the United States through our own sales force of professional sales representatives and area business managers, all of whom were hired in the first quarter of 2005. We will need to incur significant additional expenses and commit significant additional management resources to effectively utilize our sales force. If we have underestimated the number of sales representatives needed to reach the physicians that treat PAH, or if we do not effectively utilize our sales force, we may not establish a significant market position for Ventavis or generate sufficient sales revenues to become a profitable company. If we elect to rely on third parties to sell Ventavis or any other products, we may receive less revenue than if we sold such products directly. In addition, we may have little or no control over the sales efforts of such third parties. To the extent we have difficulty selling Ventavis, either directly or through third parties, our business will be harmed.

Our failure to manage and maintain a distribution network could delay or compromise sales of Ventavis.

We rely on third parties to distribute Ventavis to patients. We have contracted with Cardinal Health PTS, LLC, a third-party logistics company, to warehouse Ventavis and distribute it to specialty pharmacy companies. The specialty pharmacies then distribute Ventavis directly to patients. We have contracted with two specialty pharmacies: Accredo Health Group, Inc. and Priority Healthcare Corporation. Accordingly, Accredo and Priority are currently our only customers, and we rely on them to dispense Ventavis, distribute it to patients, and provide reimbursement support services. This distribution network requires significant coordination with our sales and marketing and finance organizations.

We do not have our own warehouse or distribution capabilities, and we have no experience in warehousing, distributing and performing logistical requirements needed to receive Ventavis from Schering AG and distribute it to specialty pharmacies to dispense and deliver Ventavis to patients. We lack the resources to establish any of these functions and do not intend to do so in the foreseeable future.

We have agreed that Cardinal Health will be our exclusive supplier of distribution logistics services, and accordingly we are wholly dependent on Cardinal Health to satisfactorily perform its obligations under the agreement. We have also agreed that Accredo will be the exclusive provider of our call center and reimbursement support program, which provides patients and their physicians with benefit information regarding reimbursement of Ventavis by private payors and state (Medicaid) and federal (Medicare) programs for uninsured and underinsured patients. Priority is our secondary provider of reimbursement support services. Accordingly, we are wholly dependent on Accredo and Priority for these services, upon which we rely to help maintain and expand the market for Ventavis.

Failure to maintain our contracts with our logistics company and specialty pharmacies, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could negatively impact the distribution of Ventavis. In the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other difficulty affecting Cardinal Health, we would be unable to replace Cardinal Health in a timely manner and the distribution of Ventavis could be significantly interrupted, resulting in a loss of revenues and damaging our market position. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively manage the distribution process, sales of Ventavis could be severely compromised and our results of operations would be harmed.

Our ability to generate revenue from Ventavis will depend in significant part on obtaining adequate reimbursement and government pricing policies.

Our ability to achieve acceptable levels of reimbursement for Ventavis by third-party payors such as governmental authorities, private health insurers and other organizations will have a significant effect on sales of Ventavis. Sales of biopharmaceutical products depend in significant part on the availability of reimbursement from third-party payors. However, those payors are increasingly challenging the prices charged for medical products and services. It is time consuming and expensive for us to seek appropriate reimbursement from third-party payors. Coverage and reimbursement may not be available or adequate to allow us to sell our products on a competitive and profitable basis. Our sales would be affected negatively if reimbursement for Ventavis or the pulmonary delivery device used to administer Ventavis, or both, is inadequate or not available, which could severely compromise our results of operations and our ability to become profitable.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes requirements for the reimbursement of prescription drugs that may adversely affect the pricing, marketing and sales of Ventavis and any future products. An ongoing trend has been for government payors to apply downward pressure on the reimbursement of biotechnology and pharmaceutical products. We expect that this will continue as these payors implement various proposals or regulatory policies that affect reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on reimbursement and pricing, directly and indirectly. Although we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and our ability to become profitable. In addition, any reimbursement may be decreased or eliminated in the future due to, among other things, any failure by us or our specialty pharmacy distributors to comply with reimbursement requirements. If reimbursement is not available or is available only at limited levels, our sales and our ability to become profitable could be harmed and we may not be able to continue to market and sell Ventavis on a competitive and profitable basis.

Only one pulmonary delivery device is approved for use with Ventavis: the ProDose® AAD® breath-activated delivery system, which is referred to as the ProDose device. Sales of Ventavis would be negatively affected if adequate reimbursement for the device is not available. Delivery of Ventavis requires specialized, breath-actuated pulmonary delivery technology like that found in the ProDose device to ensure dose accuracy. We believe that current Medicare reimbursement policy does not recognize the increased cost inherent in devices that have the precision of the ProDose device. If Medicare reimbursement for the ProDose and any successor delivery devices is inadequate or not available, it would have a material adverse effect on our ability to market and sell Ventavis.

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

Although treprostinil is currently marketed in formulations for subcutaneous and intravenous delivery, United Therapeutics has disclosed that it is developing oral and inhaled formulations of treprostinil and released data of two clinical trials of an inhaled reformulation of treprostinil in 2004. Lung Rx, Inc., a wholly owned subsidiary of United Therapeutics, has said that it plans to begin a pivotal trial of an inhaled reformulation of treprostinil in 2005. Also according to Lung Rx, the inhaled reformulation of treprostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. If an inhaled reformulation of treprostinil or any other drugs are approved by the FDA and prove to be more effective or convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced.

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

Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than Ventavis or any products or product candidates we may pursue. Many of our competitors currently have significantly greater financial resources and expertise than we do in conducting clinical trials, obtaining regulatory approvals, managing manufacturing and marketing, selling and distributing approved products. Pricing by our competitors may require us to sell Ventavis at a price that adversely affects our operating results. Other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, third parties compete with us in recruiting and retaining qualified scientific, management and sales and marketing personnel, establishing clinical trial sites and patient enrollment for clinical trials, and acquiring therapies and therapy licenses complementary to our programs or advantageous to our business. We expect that our ability to compete effectively will depend upon our ability to:

•	effectively utilize our sales and marketing organization;

•	expand the commercial potential of Ventavis for additional indications;

•	develop improved formulations of Ventavis;

•	develop a more convenient pulmonary delivery device;

•	attract and retain key personnel; and

•	identify and obtain other products or product candidates on commercially reasonable terms.

If Ventavis does not gain significant acceptance among physicians, patients and the medical community, our business will be harmed.

Ventavis may not gain significant market acceptance among physicians, patients and the medical community. The degree of market acceptance of Ventavis will depend on a number of factors. For example, Ventavis must prove effective in treating PAH either alone or in combination with other treatments, such as endothelin receptor antagonists, or ETRAs, and PDE-5 inhibitors. Except for lung transplantation, there is no current cure for PAH. The development of any other curative treatment for PAH may make Ventavis obsolete. In addition, in order to acquire market acceptance of Ventavis the medical community will need to accept prostacyclin therapy delivered through inhalation as opposed to continuous infusion by subcutaneous delivery or by infusion pump. We believe some patients currently under other prostacyclin treatments may prefer to continue those therapies rather than adopting Ventavis, and patients who have severe PAH may require other prostacyclin therapies because of the need for continual dosage.

In particular, market acceptance of Ventavis may be limited because the ProDose pulmonary delivery device is not compact and must be plugged into an electrical outlet or because the prescribed dosing duration and frequency may be inconvenient as compared with other drugs. Side effects of Ventavis observed during clinical trials included fainting, shortness of breath, fatigue, chest pain, nausea and headaches. Such side effects could negatively affect market acceptance of Ventavis. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may impact efficacy of the treatment and have a material adverse effect on our sales of Ventavis. Failure to achieve market acceptance of Ventavis in the United States would significantly harm our business.

An inadequate supply of pulmonary delivery devices intended to be used for administration of Ventavis will harm our business.

Profile Drug Delivery Ltd., a wholly owned subsidiary of Respironics, Inc., is the sole supplier of pulmonary delivery devices currently approved for use with Ventavis and the sole supplier of the I-Neb system, a hand-held pulmonary delivery device now under development. If for any reason Profile fails to supply to specialty pharmacy companies an adequate number of pulmonary delivery devices to meet patient demand, our business would be harmed. Profile is the only supplier of pulmonary delivery devices approved for the administration of Ventavis. If Profile does not receive FDA approval for the I-Neb device or stops supplying the ProDose device, we would need to seek an alternate supplier, which would likely be costly and time consuming. If we decide to seek an alternate supplier of pulmonary delivery devices, we will need to identify and contract with a new supplier and we will need to demonstrate comparability with this new device and obtain FDA approval for the use of the new device with Ventavis. Any interruption in the supply of pulmonary delivery devices approved for use with Ventavis would have a material adverse effect on our business.

If the FDA does not approve the use of a more convenient, hand-held pulmonary delivery device for the administration of Ventavis, our sales of Ventavis sales could be harmed.

We are assisting Profile in its development of the I-Neb system, a hand-held, battery-operated pulmonary delivery device that we believe will be more convenient than Profile’s ProDose device. We submitted a supplemental NDA for the administration of Ventavis using the I-Neb device in April 2005. We believe that FDA approval of the I-Neb device for the administration of Ventavis may be granted in the fourth quarter of 2005. We believe FDA approval of the administration of Ventavis using the I-Neb device will depend upon an in vitro demonstration of dose comparability between the I-Neb and HaloLite devices. If the FDA deems these in vitro data insufficient to demonstrate dose comparability, human trials using the I-Neb device to administer Ventavis may be required, which would delay approval of the device. If FDA approval of the use of the I-Neb device to administer Ventavis is delayed or not granted, our sales of Ventavis could be harmed.

We have no manufacturing capabilities and anticipate continued reliance on Schering AG for the clinical and commercial production of Ventavis, which puts at risk our ability to obtain Ventavis for distribution and continued development.

We do not currently operate manufacturing facilities for clinical or commercial production of Ventavis. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture Ventavis on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of Ventavis, or any other products or product candidates that we may pursue, for clinical trials or commercial purposes in the foreseeable future.

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

If there are fewer individuals with PAH than we estimate, we may not generate sufficient revenues to meet our revenue goals, continue development of Ventavis or continue operations.

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

One of our key strategies is to license or acquire products or product candidates and further develop them for commercialization. We have no internal discovery capabilities and rely on our ability to license or acquire any additional products or product candidates to expand our pipeline. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors have greater resources than us. If we are not successful in identifying and licensing or acquiring other products or product candidates, we will be unable to grow our revenues with sales from new products.

To receive regulatory approval for the commercial sale of future products or product candidates, we must conduct preclinical studies and clinical trials to demonstrate safety and efficacy in humans. This process is expensive and can take many years, and failure can occur at any stage of the testing, even if results from earlier stages of testing are favorable. Our failure to adequately demonstrate the safety and efficacy of any future product or product candidates will prevent regulatory approval and commercialization of such future products or product candidates. Significant delays in clinical development could materially increase our development costs for such future products and product and candidates or allow our competitors to bring products to market before we do, impairing our ability to expand our business. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

Our future product revenues could be reduced by imports from countries where Ventavis may be available at a lower price.

Rights to market Ventavis in Canada are held by Berlex Laboratories, a subsidiary of Schering AG, and Berlex Laboratories filed for marketing approval with Health Canada, which is reviewing the application and which could grant approval as early as this calendar year. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of regulatory harmonization and common market or trade initiatives, such as those underpinning the European Union, and the Internet. Our sales of Ventavis in the United States may be reduced if products are imported into the U.S. from lower price markets, whether legally or illegally.

A significant influence in the United States is the expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, state and local government initiatives, and other factors. Most of these foreign imports into the United States are illegal under current law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the U.S. Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.

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

We have licensed from Schering AG the exclusive U.S. rights to develop and commercialize Ventavis for the treatment of PAH. We are obligated to use our best efforts to commercialize Ventavis in the United States. Our ability to achieve milestones is dependent upon numerous factors, including some factors that are outside of our control. Schering AG has the right to terminate our license if we materially breach our obligations under the agreement and fail to cure any such breach within a specified period of time, or if we become insolvent. If our agreement with Schering AG were terminated, we would have no further rights to develop and commercialize Ventavis for any indication. The termination of the Schering AG agreement would significantly and adversely affect our business.

If we fail to obtain additional financing, we may be unable to fund our operations and continue to commercialize Ventavis or license or acquire any future products or product candidates.

We expect that our cash used in operations will increase for the next several years, and that we will spend substantial amounts to commercialize Ventavis, expand its potential for additional indications and license or acquire other products or product candidates. As of March 31, 2005, we estimate that our existing cash and cash equivalents and securities available-for-sale, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 15 months. However, our forecast of the period of time through which our cash and cash equivalents and securities available-for-sale will last could vary materially, particularly if we license or acquire additional products or product candidates.

Our future funding requirements will depend on many factors, including:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials and other development activities;

•	the effects of competing clinical, technological and market developments;

•	the costs and timing of regulatory approvals; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Our stock price has been and may continue to be extremely volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and may continue to be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our October 2004 initial public offering and our February 2005 public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended. In connection with our October 2004 initial public offering and our February 2005 public offering, our officers, directors and certain of our stockholders agreed not to sell shares of our common stock for certain periods of time. On April 14, 2005, those “lock-up” restrictions lapsed with respect to approximately 2,653,135 shares of our common stock and such shares became eligible for resale on such date. On May 11, 2005, lock-up restrictions lapsed with respect to approximately 11,917,878 additional shares of our common stock and such shares became eligible for resale on such date. In addition, to the extent options are exercised, the vested shares so acquired will also be eligible for sale to the public.

Because our common stock has been and may continue to be subject to high volatility, we may be forced to expend money and resources defending securities class action litigation claims.

Securities class action litigation actions may be brought against us, particularly following a decline in the market price of our securities. This risk is especially relevant for us because we have experienced greater than average stock price volatility, as have other biotechnology companies in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results and financial condition.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of Ventavis or any future products or product candidates that we may pursue.

We face product liability exposure related to the testing of Ventavis and any products or product candidates in human clinical trials, and we may face exposure to claims by an even greater number of persons with the marketing and distribution of Ventavis or other products commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Our ability to commercialize Ventavis and any other products or product candidates that we might pursue depends upon our ability to develop, manufacture, market and sell these drugs without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. For example, we are aware of a use patent which we may seek to license that covers the combination of Ventavis and phosphodiesterase inhibitors. We may also be unaware of existing patents that may be infringed by Ventavis or our other product candidates. Because patent applications can take many years to issue, there may be other currently pending applications which may later result in issued patents that are infringed by Ventavis or our other product candidates. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

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

We have significantly increased the size of our organization and will need to continue to do so, and we may experience difficulties in managing growth.

We are a small company that nearly doubled our number of employees in the first quarter of 2005, from 39 full-time employees as of December 31, 2004 to 71 full-time employees as of March 31, 2005. In order to commercialize Ventavis or any future products, we will need to continue to increase our operations, including further expanding our employee base of managerial, sales and marketing, operational and financial personnel. Recent growth has imposed significant added responsibilities on members of management, as will future growth, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Ventavis, or any future products or product candidates, and to compete effectively will depend, in part, on our ability to manage growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	attract new personnel and retain newly hired personnel necessary to effectively commercialize Ventavis or any products or product candidates we license or acquire;

•	integrate current and additional personnel, including field-based clinical, financial and sales and marketing personnel;

•	further develop our administrative, accounting and management information systems and controls; and

•	hire, train and retain additional qualified personnel.

The acquisition or licensing of other products or product candidates may put a strain on our operations and will likely require us to seek additional financing.

One of our key strategies is to license or acquire complementary products or product candidates. We have no present agreement regarding any future material acquisitions. However, if we do undertake any acquisitions, the process of integrating an acquired product or product candidate into our business may put a strain on our operations, including diversion of personnel and financial resources and diversion of management’s attention. In addition, any acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

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

As of April 30, 2005, our executive officers and directors, and stockholders affiliated with these individuals, will beneficially own approximately 43% of our common stock. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We purchase our inventory in euros, and therefore our inventory purchases are subject to fluctuations in euro to U.S. dollar exchange rates. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as of March 31, 2005 provided reasonable assurance of effectiveness that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered equity securities during the quarter for which this report is filed.

(b) In the quarter covered by this quarterly report on Form 10-Q, we used approximately $4.2 million of the net proceeds from the initial public offering of our common stock. These expenditures included:

•	$3.8 million to fund the commercialization of Ventavis, including establishing field-based clinical, physician education and commercial capabilities in preparation for the launch of Ventavis

•	$400,000 to fund clinical trials for Ventavis.

(c) There were no repurchases made by the Company during the quarter for which this report is filed.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.	Description

3.4*	Amended and Restated Bylaws of the Registrant.

3.5*	Amended and Restated Certificate of Incorporation of the Registrant.

4.1*	Specimen Common Stock Certificate.

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*	Employment Agreement between W. Scott Harkonen, M.D. and Registrant dated October 8, 2003.

10.3*	Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.4*	Registrant’s 2000 Stock Option Plan.

10.5*	Registrant’s 2004 Equity Incentive Plan.

10.6*	Registrant’s 2004 Employee Stock Purchase Plan and form of agreements thereunder.

10.7*	Amended and Restated Investor Rights Agreement dated October 8, 2003.

10.8*	Standard Lease between F & S Properties, LLC and Registrant dated December 17, 2003.

10.9*	Office Lease between Sierra Point Development and Registrant dated January 5, 2004.

10.10*†	Development and License Agreement between Schering AG and Registrant dated October 2, 2003.

10.11*†	Exclusive License Agreement between the Trustees of Columbia University in the City of New York and Registrant dated March 14, 2000.

10.12*†	Amendment to Exclusive License Agreement between the Trustees of Columbia University in the City of New York and Registrant dated February 20, 2004.

10.13*	Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

10.14*	Employment Offer Letter between Christine E. Gray-Smith and Registrant dated March 29, 2004.

10.15*	Employment Offer Letter between James E. Pennington, M.D. and Registrant dated February 1, 2004.

10.16*	Separation Agreement between W. Scott Harkonen, M.D. and Registrant dated June 29, 2004.

10.17*	Manufacturing and Supply Agreement between Schering AG and Registrant dated May 17, 2004.

10.18*	Amendment dated August 30, 2004 to the Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.19*	Amendment dated August 30, 2004 to the Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

10.20**†	Amendment to Development and License Agreement and Amendment to Manufacturing and Supply Agreement between Schering AG and Registrant dated November 22, 2004.

10.21**	Amendment No. 2 to Development and License Agreement between Schering AG and Registrant dated December 29, 2004.

10.22**†	AAD Device Supply Agreement between Profile Drug Delivery Ltd. and Registrant dated December 29, 2004.

10.23**†	Distribution and Services Agreement between Accredo Health Group, Inc. and Registrant dated January 19, 2005.

10.24***	Registrant’s 2004 Equity Incentive Plan Form of Stock Option Grant.

10.25†	Distribution Agreement between Cardinal Health PTS, LLC and Registrant dated March 10, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-113521).

**	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-121970).

***	Incorporated herein by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed on March 17, 2005.

†	Confidential treatment has been requested for certain portions that are omitted from the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to CoTherix, Inc.’s application for confidential treatment.

b) Reports on Form 8-K

On January 12, 2005, the Company filed an 8-K announcing the filing of a registration statement in connection with a proposed follow-on offering of 4,000,000 of its common stock.

On January 20, 2005, the Company filed an 8-K announcing that effective January 19, 2005, the Company and Accredo Health Group, Inc. entered into a Distribution and Services Agreement whereby CoTherix appointed Accredo as one of a limited number of wholesale/retail distributors of Ventavis.

On February 10, 2005, the Company filed an 8-K announcing that on February 9, 2005, the entered into an underwriting agreement with CIBC World Markets Corp., Piper Jaffray and Co., Needham & Company, Inc. and Thomas Weisel Partners as representatives of the several underwriters. Pursuant to the agreement, the Underwriters agreed to purchase 4,000,000 shares of the Company’s common stock, plus up to 600,000 additional shares of common stock pursuant to an over-allotment option granted to the Underwriters, at a price of $8.90 per share.

On March 11, 2005, the Company filed an 8-K announcing certain financial results for the quarter and year ended December 31, 2004.

On March 14, 2005, the Company filed an 8-K announcing that the Company and Cardinal Health PTS, LLC, a Delaware limited liability company, by and through its Specialty Pharmaceutical Services group (“Cardinal Health”), entered into a three-year distribution agreement pursuant to which Cardinal Health will be the exclusive distribution agent to the Company’s specialty pharmacy distributors for the commercial sales of Ventavis (iloprost) inhalation solution in all formulations within the United States.

On March 17, 2005, the Company filed an 8-K announcing that the Compensation Committee of the Board of Directors of the Company approved a new form of stock option agreement for use under the 2004 Equity Incentive Plan (the “Plan”). The Company intends to use this form for all option grants to employees of the Company made on this date and in the future under the Plan. On March 11, 2005, the Compensation Committee approved 2004 bonuses for the following executive officers in the following amounts: (a) Donald J. Santel, Chief Executive Officer: $150,000; (b) Thomas L. Feldman, President and Chief Business Officer: $110,000; (c) James E. Pennington, Executive Vice President, Chief Medical Officer: $103,125 and (d) Christine E. Gray-Smith, Executive Vice President, Chief Financial Officer: $70,775.

On March 22, 2005, the Company filed an 8-K announcing commercial availability of its product Ventavis (iloprost) Inhalation Solution.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoTherix, Inc.

By:	/s/ Christine E. Gray-Smith
Christine E. Gray-Smith
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 16, 2005