Form 10-Q
period 2005-06-30
COTHERIX INC
filed 2005-08-12
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 3, 2005, the number of outstanding shares of the Registrant’s Common Stock was 23,979,137.

CoTherix, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CoTherix, Inc.

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,542	$43,251
Securities available-for-sale	38,788	—
Interest receivable	684	—
Accounts receivable, net of allowance for doubtful accounts of $23 and none at June 30, 2005 and December 31, 2004, respectively	1,482	—
Inventory, net	1,384	—
Prepaid expenses and other current assets, including restricted cash of $49	1,108	876

Total current assets	59,988	44,127
Restricted cash	95	144
Property and equipment, net	1,294	1,139
Acquired product rights, net	8,550	9,000

Total assets	$69,927	$54,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,137	$376
Accrued compensation	1,198	1,333
Accrued clinical development liabilities	167	596
Accrued acquired product rights	—	9,000
Other accrued liabilities	3,177	1,657
Liability for early exercise of stock options	88	245

Total current liabilities	5,767	13,207
Liability for early exercise of stock options—non-current portion	12	38
Deferred rent—non-current portion	232	261
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2005 and December 31, 2004; 23,903,129 shares and 19,426,688 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	24	19
Additional paid-in capital	146,894	111,698
Deferred stock compensation	(9,475)	(11,729)
Accumulated other comprehensive loss	(55)	—
Accumulated deficit	(73,472)	(59,084)

Total stockholders’ equity	63,916	40,904

Total liabilities and stockholders’ equity	$69,927	$54,410

See accompanying notes

CoTherix, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Product sales, net	$4,141	$—	$4,486	$—
Operating expenses:
Cost of goods sold	1,080	—	1,171	—
Acquired product rights	225	—	450	150
Research and development	2,715	6,217	5,163	8,505
Selling, general and administrative	5,819	1,994	10,668	3,778
Amortization of employee stock-based compensation related to:
Research and development	404	450	813	889
Selling, general and administrative	616	3,375	1,261	4,570

Total operating expenses	10,859	12,036	19,526	17,892

Loss from operations	(6,718)	(12,036)	(15,040)	(17,892)
Interest and other income	495	96	867	172
Interest expense	(60)	(1)	(215)	(1)

Net loss	(6,283)	(11,941)	(14,388)	(17,721)
Accretion to redemption value of redeemable convertible preferred stock	—	(18)	—	(37)
Deemed dividend upon issuance of Series C redeemable convertible preferred stock attributable to common stockholders	—	—	—	(24,987)

Net loss attributable to common stockholders	$(6,283)	$(11,959)	$(14,388)	$(42,745)

Basic and diluted net loss per common share attributable to common stockholders	$(0.26)	$(11.53)	$(0.63)	$(46.42)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	23,887,250	1,037,538	22,818,663	920,846

See accompanying notes

CoTherix, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,388)	$(17,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	92
Loss on disposal of fixed assets	—	15
Amortization of acquired product rights	450	—
Amortization of deferred stock compensation, net of reversals	2,074	5,459
Amortization of premiums relating to securities available-for-sale	335	—
Fair value of stock options issued for services	105	119
Changes in assets and liabilities:
Accounts receivable	(1,482)	—
Interest receivable	(684)	—
Inventory, net	(1,384)	—
Prepaid and other current assets	(183)	(2,354)
Restricted cash	—	(143)
Accounts payable	761	1,174
Accrued compensation	(135)	165
Accrued clinical development liabilities	(429)	474
Accrued acquired product rights	(9,000)	—
Other accrued liabilities	1,490	1,342

Net cash used in operating activities	(22,267)	(11,378)

Cash flows from investing activities:
Purchases of securities available-for-sale	(48,128)	—
Maturities of securities available-for-sale	8,950	—
Purchases of property and equipment	(358)	(938)

Net cash used in investing activities	(39,536)	(938)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs and excluding early exercised options	35,081	180
Proceeds from early exercise of options	13	313
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	24,987

Net cash provided by financing activities	35,094	25,480

Net increase (decrease) in cash and cash equivalents	(26,709)	13,164
Cash and cash equivalents at the beginning of the period	43,251	20,549

Cash and cash equivalents at the end of the period	$16,542	$33,713

Supplemental schedule of non-cash financing activities:
Accretion of redemption value of redeemable convertible preferred stock	$—	$37
Deferred stock compensation	—	13,029
Deemed dividend to redeemable convertible preferred stockholders	—	(24,987)
Tenant improvement allowance	—	283

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

From inception (February 10, 2000) through December 31, 2004, the Company was a development stage company and its financial statements during that period were prepared in conformity with accounting principles generally accepted in the United States governing development stage companies. During this time period, the Company’s primary activities were establishing its offices, recruiting personnel, licensing product candidates, conducting research and development, conducting preclinical and field-based clinical activities, submitting regulatory filings with the FDA, preparing for a product launch and establishing a direct sales force, performing business and financial planning, and raising capital. The Company received Food and Drug Administration (“FDA”) marketing approval for Ventavis® (iloprost) Inhalation Solution, its first product, on December 29, 2004. During the first quarter of 2005, the Company exited the development stage after it began selling the product in the United States in March 2005.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period or for any other future year.

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

Certain prior year amounts in the condensed financial statements and notes thereto have been reclassified to conform to the current year presentation.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturity of less than three months when purchased.

Securities Available-for-Sale

The Company classifies investments in marketable securities as securities available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company considers investments with a maturity date of more than three months, but less than twelve months from the date of purchase, to be short-term investments and the Company has classified these securities in current assets. The Company considers investments with a maturity of twelve months or greater from the date of purchase to be long-term investments. As of June 30, 2005 and 2004, the Company had no long-term securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific identification method.

Fair Value of Financial Instruments

The Company carries cash and cash equivalents and securities available-for-sale at fair value. The Company’s other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and acquired product rights subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through June 30, 2005, there has been no such impairment.

Clinical Trial Expenses

Clinical trial costs are a component of research and development expense. These expenses include fees paid to contract research organizations and participating research institutions, hospitals and other service providers, which conduct certain product development activities on behalf of the Company. Depending on the timing of payments to the service providers and the level of service provided, the Company records prepaids or accruals relating to these costs. These accruals or prepaids are based on estimates of the work performed under service agreements, milestones achieved, patient enrollment and experience with similar contracts. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Acquired Product Rights

The accounting treatment of payments for the acquisition of product rights is determined by the stage of the product at the time of the obligation. Initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, are under development or are not approved by the FDA for marketing or have not reached technical feasibility and have no foreseeable alternative future use, are charged to expense as incurred. Initial payments and milestone payments for the acquisition of a product that is already marketed or is approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the product. The product life is estimated based upon the term of the agreement, the patent life of the product and the assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate.

The Company had $9,000 in acquired product rights capitalized at December 31, 2004 related to a milestone becoming due upon the marketing approval of Ventavis by the FDA in December 2004. Through June 30, 2005, the Company recorded $450 of amortization of these capitalized acquired product rights.

Revenue Recognition, Revenue Reserves and Costs of Goods Sold

The Company recognizes revenue generally upon delivery when title passes to a credit-worthy customer and records reserves for estimated returns and rebates as an adjustment to revenue. The Company is obligated to accept from customers the return of its product that has reached its expiration date. The Company believes that it has been able to make reasonable and reliable estimates of product returns and rebates based upon competitive product information and governmental regulations. The Company reviews all sales transactions for potential rebates each month and believes that its reserves are adequate. These revenue reductions are generally recorded as an addition to other accrued liabilities. Costs of goods sold includes the cost of drug product, shipping, distribution and handling costs and also includes a royalty obligation owed to Schering AG based on net sales.

Purchase Obligations for Inventory

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in July 2005, the Company committed to purchasing minimum amounts of Ventavis through the third quarter of 2007. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels. The Company also is required to make judgments as to the expiration dates of its product, since its product can no longer be used after its expiration date. As part of its excess inventory assessment for its product, the Company also considers the expiration date of its product to be manufactured in the future under minimum purchase obligations.

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

Concentration of Risks

Cash equivalents and securities available-for-sale are financial instruments that potentially subject the Company to risk to the extent recorded on the balance sheet. The Company has established guidelines for investing excess cash relative to diversification and maturities that it believes maintain safety and liquidity. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests its excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and by policy, restricts exposure to any single corporate issuer by imposing concentration limits. To reduce the exposure due to shifts in interest rates, the Company maintains investments with short effective maturities.

The Company’s revenues and trade receivables are concentrated in two customers. The Company performs credit evaluations on its customers’ financial condition and limits the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. These two customers represented 68% and 32%, respectively, of accounts receivable at June 30, 2005 and 78% and 22%, respectively, of net product sales for the six months ended June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss, as reported	$(6,283)	$(11,941)	$(14,388)	$(17,721)
Accretion to redemption value of redeemable convertible preferred stock	—	(18)	—	(37)
Deemed dividend upon issuance of redeemable convertible preferred stock	—	—	—	(24,987)

Net loss attributable to common stockholders, as reported	$(6,283)	$(11,959)	$(14,388)	$(42,745)

Denominator:
Weighted-average common shares outstanding	23,961,365	1,278,112	22,892,778	1,064,534
Weighted-average unvested common shares subject to repurchase	(74,115)	(240,574)	(74,115)	(143,688)

Weighted-average common shares used to calculate basic and diluted net loss per share attributable to common stockholders	23,887,250	1,037,538	22,818,663	920,846

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(11.53)	$(0.63)	$(46.42)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Redeemable convertible preferred stock	—	12,206,037	—	12,206,037
Common stock subject to repurchase	74,115	255,981	74,115	255,981
Options to purchase common stock	3,575,817	2,136,993	3,575,817	2,136,993

	3,649,932	14,599,011	3,649,932	14,599,011

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

4. Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS No. 123”).

The information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	3.72%	4.75%	4.18%	4.75%
Volatility	0.8	0.8	0.8	0.8
Expected Life	5 years	5 years	5 years	5 years

In connection with the grant of certain stock options to employees during the six months ended June 30, 2004 and the year ended December 31, 2004, the Company recorded deferred stock compensation within stockholders’ equity of $13,029 and $13,559, respectively, which represents the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amounts are amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded deferred stock compensation expense of $1,020 and $3,825 for the three months ended June 30, 2005 and 2004, respectively, and $2,074 and $5,459 for the six months ended June 30, 2005 and 2004, respectively. The expected future amortization expense for deferred stock compensation for stock option grants through December 31, 2004 is as follows:

For the years ending December 31,
2005	$4,103
2006	3,907
2007	3,310
2008	230

$11,550

For the three and six months ended June 30, 2005 and for the year ended December 31, 2004, the Company reversed $177, $179 and $4,139, respectively, of unamortized deferred stock-based compensation recorded in prior years due to the cancellation of options related to the departure of certain employees.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(6,283)	$(11,959)	$(14,388)	$(42,745)
Add: Stock-based employee compensation expense including in net loss attributable to common stockholders	1,020	3,825	2,074	5,459
Deduct: Stock-based compensation expense determined under fair value method	(1,655)	(3,959)	(3,030)	(5,591)

Pro forma net loss attributable to common stockholders	$(6,918)	$(12,093)	$(15,344)	$(42,877)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.26)	$(11.53)	$(0.63)	$(46.42)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(0.29)	$(11.66)	$(0.67)	$(46.56)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The original effective date of SFAS No. 123(R) was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date of SFAS No. 123(R). The SEC’s new rule allows calendar year-end companies to implement SFAS No. 123(R) at the beginning of 2006, which makes SFAS No. 123(R) effective for the Company in the first quarter of 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet completed its evaluation of the adoption methods permitted by SFAS 123(R) and, as such, no determination has been made as to which method the Company will adopt. Under either method, the Company expects the adoption of SFAS 123(R) to have a material adverse effect on its financial statements.

5. Stockholders’ Equity

On February 15, 2005, CoTherix closed a follow-on public offering of 4,250,000 shares of common stock at $8.90 per share raising approximately $35,000 after deducting underwriting discounts, commissions and offering costs.

6. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income and its components for general-purpose financial statements. SFAS No. 130 requires components of other comprehensive income, including unrealized gains or losses on the Company’s available-for-sale securities, to be included in total comprehensive income (loss).

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company’s total comprehensive net loss was the same as its net loss for the period from inception (February 10, 2000) through December 31, 2004. During the three and six months ended June 30, 2005, the Company included other comprehensive income of $18 representing unrealized gains on securities available-for-sale and $55 representing cumulative unrealized losses on securities available-for-sale, respectively, as part of total comprehensive loss. Total comprehensive loss for the three and six months ended June 30, 2005 was $6,265 and $14,443, respectively.

7. Segment Reporting

Management has determined that the Company operates in one business segment, which is the licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors and Other Uncertainties” and elsewhere in this quarterly report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing in the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed on March 31, 2005 with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling our product Ventavis in March 2005, after it received Food and Drug Administration (“FDA”) approval for the treatment of pulmonary arterial hypertension (WHO Group 1), in patients with New York Heart Association Class III or IV symptoms in December 2004.

We licensed the exclusive U.S. rights to Ventavis for the treatment of pulmonary hypertension from Schering AG in October 2003. Under the license agreement, we paid Schering AG $6.0 million upon signing the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our new drug application, or NDA, for Ventavis. The agreement originally required us to pay Schering AG $9.0 million upon FDA approval of Ventavis, but was amended in December 2004 to make that amount, plus simple interest at 10%, due by August 2005. In April 2005, we paid Schering AG this $9.0 million milestone payment (which was capitalized as an acquired product as of FDA approval of Ventavis in December 2004) plus $205,000 in interest. In addition, we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million, as well as a royalty based on net sales of Ventavis.

Prior to licensing Ventavis, our research and development costs were associated with our product candidate CTX-100 and identifying other product candidates. During 2002 and 2003, our costs associated with the research and development of CTX-100 represented substantially all of our research and development expenses. In July 2005 we notified Columbia University that we are terminating the agreement granting us rights to CTX-100. Subsequent to our licensing of Ventavis from Schering AG in October 2003, our research and development costs increased significantly in 2004 and will continue to increase as we focus on the further development for expanded uses of Ventavis.

Through December 31, 2004 we had not generated any revenue from sales of commercial products. We began selling our first product, Ventavis, in March 2005 and recognized $4.1 million and $4.5 million of net product sales for the three and six months ended June 30, 2005, respectively.

We have incurred net losses since our inception. As of June 30, 2005, we had an accumulated deficit of $73.5 million. We recognized a net loss of $6.3 million and $14.4 million for the three and six months ended June 30, 2005, respectively. We recognized net losses of $37.8 million and $12.6 million in the years ended December 31, 2004 and 2003, respectively.

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through June 30, 2005, we had received net cash proceeds of $125.2 million from the issuance of shares of preferred and common stock, including net cash proceeds in connection with our initial public offering of common stock completed in October 2004 of approximately $25.2 million, and including net cash proceeds in connection with our follow-on offering of common stock completed in February 2005 of approximately $35.0 million. At June 30, 2005, we had total combined cash and cash equivalents and securities available-for-sale of $55.3 million.

Outlook

We anticipate that a substantial portion of our efforts in the remainder of 2005 will be focused on sales and marketing activities for Ventavis, conducting additional development for expanded uses of Ventavis and continuing to build our infrastructure to support our operations as a commercial public company. In the second quarter of 2005, we initiated a Phase II clinical trial to evaluate Ventavis for the treatment of pulmonary hypertension associated with idiopathic pulmonary fibrosis (“IPF”). In addition, we are working with a partner to develop an extended-release formulation of iloprost, the active ingredient in Ventavis, that could decrease inhalation times and require less frequent dosing compared to the current formulation of Ventavis. In order to expand our product pipeline, we will continue to actively pursue opportunities to license or acquire additional products or product candidates, which may require additional capital and personnel.

For the year ended December 31, 2005, we expect net product sales for Ventavis to be between $14.0 million and $16.0 million and cost of goods sold to be in the range of 26% to 30% of net product sales. We anticipate that total operating expenses (at these projected revenue levels and excluding costs of goods sold) will be between $50.0 million and $55.0 million. These figures assume recognition of certain costs that will be incurred if the FDA approves the use of the I-Neb™ pulmonary drug delivery device for administration of Ventavis. Upon such approval, we will record estimates of the costs to transition patients to the new device and write down certain Ventavis inventory. We expect our total combined cash and investments to be in the range of $28.0 million to $33.0 million at the end of 2005.

We will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million, as well as a royalty based on net sales of Ventavis.

Due to the significant risks and uncertainties inherent in drug development, our dependence on third party manufacturing and the uncertainty of the regulatory process, the costs and timelines to complete further development of Ventavis are not accurately predictable. Results from clinical trials may not be favorable. Data from clinical trials are subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals or label expansion. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of product candidates.

In addition, our efforts to commercialize Ventavis are subject to various risks, including without limitation competition from existing and future products; dependence on third parties to, among other things, manufacture and distribute Ventavis and for the manufacture and supply of pulmonary drug delivery devices required to administer Ventavis; the reliability and safety of the ProDose® pulmonary drug delivery device, the only such device approved for use with Ventavis; the need to effectively utilize our sales and marketing organization; the need to obtain adequate reimbursement for Ventavis and approved pulmonary drug delivery devices; the need to obtain additional regulatory approvals to expand the commercial potential of Ventavis; and market acceptance of Ventavis. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in a new and rapidly evolving market. We may not be successful in addressing such risks and difficulties. See “Risk Factors and Other Uncertainties” for additional information.

Operations Overview

Net product sales consist solely of sales of Ventavis. Sales of Ventavis are reduced for estimates of rebates and returns. We expect our net product sales to increase in the future as we continue to market and sell Ventavis.

Cost of goods sold consists primarily of product and royalty costs paid or payable to our manufacturer, Schering AG, as well as certain distribution costs. We expect our cost of goods sold to increase in the future based on sales of Ventavis. In addition, we purchase our inventory in euros, and therefore our inventory purchases are subject to fluctuations in euro to U.S. dollar exchange rates.

Acquired product rights costs consist of payments, including upfront license fees and milestone payments for acquired products that have not been developed into saleable products or approved by regulatory agencies. These amounts are charged to expense as incurred. Acquired product rights also include the amortization of amounts capitalized as intangible acquired product rights. These capitalized amounts consist of milestone payments for licensed products that have been approved by the FDA for marketing. We expect that acquired product rights will increase in the future if we acquire or license additional products or product candidates and if Ventavis achieves additional sales-based milestones.

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with our clinical trials and field-based clinical activities, non-clinical activities such as toxicology testing, regulatory activities and research-related overhead expenses. These expenses include regulatory consultants, development milestones, clinical supplies and the costs of other clinical vendors such as clinical research organizations and investigators. We expense all research and development costs as they are incurred. We expect our research and development expenses to increase in the future as we continue to develop Ventavis, continue to implement field-based clinical capabilities and potentially license additional products or product candidates.

Selling, general and administrative expenses consist primarily of salaries and related expenses, marketing programs, costs associated with our sales force and professional services fees. We anticipate that selling, general and administrative expenses will increase significantly as a result of the commercial launch of Ventavis and the other activities associated with the planned expansion of our business. Costs have also increased and will continue to increase as we incur additional costs for staffing, sales and marketing initiatives, insurance and other professional fees associated with our operating as a public company.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules and regulations of the Securities and Exchange Commission (“SEC”), including expanded disclosure and accelerated reporting requirements and more complex accounting rules. Company responsibilities required by Sarbanes-Oxley include maintaining adequate corporate oversight and internal controls. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and to satisfy new reporting requirements.

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

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We sell to two customers, both of which are specialty pharmacies. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. Revenue is recognized at delivery when title passes to a credit-worthy customer and reserves are recorded for estimated returns and rebates. We are obligated to accept from customers the return of product that has reached its expiration date. We began to distribute Ventavis in March 2005, and we have made estimates of product returns and rebates based on competitive product information and governmental regulations. We believe our estimates are reasonable, but due to the nature of our business model and based on limited experience, these estimates are subjective. We review all sales transactions for potential rebates each month and monitor product ordering cycles and actual returns, product expiration dates and inventory levels to estimate potential product return rates. We believe that our reserves are adequate, but not excessive.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended, or SFAS No. 123.

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

We granted certain stock options during the years ended December 31, 2003 and 2004 that resulted in deferred stock compensation of $10.7 million and $13.6 million, respectively. Deferred stock compensation represents the difference between the deemed fair value of common stock and the option exercise price at the date of grant. It is recorded as a reduction to stockholders’ equity and is amortized as compensation expense over the vesting period of the options, generally four years. The amount of deferred stock-based compensation expensed in the three and six months ended June 30, 2005 was $1.0 million and $2.1 million, respectively, compared to $3.8 million and $5.5 million, respectively, for the corresponding periods in 2004. Based on deferred compensation amounts recorded through June 30, 2005, the total per year amortization expense will be $4.1 million, $3.9 million, $3.3 million and $230,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

In 2004, we recorded a $4.1 million reversal in unamortized deferred stock-based compensation to reflect employee terminations, including $3.6 million related to our former Chief Executive Officer who resigned in June 2004. In the three and six months ending June 30, 2005, we reversed $177,000 and $179,000, respectively, of unamortized deferred stock-based compensation to reflect employee terminations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The original effective date of SFAS No. 123(R) was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date of SFAS No. 123(R). The SEC’s new rule allows calendar year-end companies to implement SFAS No. 123(R) at the beginning of 2006, which makes SFAS No. 123(R) effective for us in the first quarter of 2006. SFAS No. 123(R) permits us to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet completed our evaluation of the adoption methods permitted by SFAS 123(R) and, as such, no determination has been made as to which method we will adopt. Under either method, we expect the adoption of SFAS 123(R) to have a material adverse effect on our financial statements.

Deemed Dividend upon Issuance of Redeemable Convertible Preferred Stock

In February 2004, we consummated the remaining closing of our Series C redeemable convertible preferred stock financing resulting in net cash proceeds of $25.0 million. Subsequent to the commencement of our initial public offering, the fair value of our common stock was determined to be $11.70 per share as of February 2004. Accordingly, we recorded a deemed dividend of $25.0 million as of February 2004. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per share for the six months ended June 30, 2004.

Accounting for Intangible Assets

Our intangible assets consist of acquired product rights. We apply judgments to determine the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, the existence of competing technology and potential obsolescence.

We review intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our asset impairment review assesses the fair value of the assets based on the future cash flow we expect the assets to generate. The assumptions we use in determining cash flows attributable to our intangible assets over their respective estimated useful lives are consistent with the plans and estimates we use to manage our underlying business. In making these estimates, we are required to make judgments as to the future revenue and expenses generated by the asset. The assumptions and estimates we use when determining the fair value of long-lived assets are highly subjective due to the forward-looking nature of these estimates. In some cases we are required to estimate cash flows related to a particular long-lived asset for up to 10 years.

We recognize an impairment loss when the estimated undiscounted future cash flows we expect to receive from the use of the asset, plus net proceeds we expect from the disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through June 30, 2005, there has been no such impairment.

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

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Product sales, net. Product sales, net are comprised of sales of our drug product, Ventavis, which we began to sell in March 2005. We recognized $4.1 million and $4.5 million of net product sales for the three and six months ended June 30, 2005, respectively. We had no product sales in the three and six months ended June 30, 2004.

Cost of goods sold. Cost of goods sold was $1.1 million and $1.2 million in the three and six months ended June 30, 2005, respectively, and represents the cost of product, shipping, distribution and handling costs, and a royalty owed to Schering AG based on net product sales. Costs of goods sold were 26% of net product sales for both periods ended June 30, 2005. Cost of goods sold was zero in the three and six months ended June 30, 2004.

Acquired product rights. We expensed zero and $150,000 under license agreements with other third parties in the three and six months ended June 30, 2004, respectively. In the three and six months ended June 30, 2005, we amortized $225,000 and $450,000, respectively, of the $9.0 million acquired product right milestone that was capitalized at December 29, 2004 upon FDA approval of Ventavis. This intangible asset is being amortized over 10 years from product approval. No amounts were amortized in 2004. The intangible asset and its related amortization period will be assessed regularly for impairment. As of June 30, 2005, there was no impairment.

Research and development. Research and development expenses decreased from $6.2 million and $8.5 million in the three and six months ended June 30, 2004, respectively, to $2.7 million and $5.2 million in the three and six months ended June 30, 2005, respectively. The decreases in 2005 as compared to 2004 primarily reflect decreases in expenses related to clinical trials and costs required to obtain regulatory approval for Ventavis of $4.5 million and $5.1 million in the three and six month periods, respectively, offset by increases in headcount and related costs of $355,000 and $978,000 in the three and six month periods, respectively, and increases in development costs of $315,000 and $485,000 in the three and six month periods, respectively.

Selling, general and administrative. Selling, general and administrative expenses increased from $2.0 million and $3.8 million in the three and six months ended June 30, 2004, respectively, to $5.8 million and $10.7 million in the three and six months ended June 30, 2005, respectively. The increases in 2005 as compared to 2004 primarily reflect increases in headcount and related costs (including sales incentives) of $1.7 million and $3.2 million in the three and six month periods, respectively, due to recruiting, hiring and paying travel costs of additional personnel (including our sales force, the hiring of which we completed in March 2005), increases in professional fees of $500,000 and $1.1 million in the three and six month periods, respectively, and increases in Ventavis marketing and sales distribution expenses of $1.4 million and $2.2 million in the three and six month periods, respectively.

Amortization of employee stock-based compensation. Amortization of employee stock-based compensation related to research and development activities decreased from $450,000 and $889,000 in the three and six months ended June 30, 2004, respectively, to $404,000 and $813,000 in the three and six months ended June 30, 2005, respectively. The decreases in 2005 as compared to 2004 result primarily from the departure of employees with unvested options.

Amortization of employee stock-based compensation related to selling, general and administrative activities decreased from $3.4 million and $4.6 million in the three and six months ended June 30, 2004, respectively, to $616,000 and $1.3 million in the three and six months ended June 30, 2005, respectively. The decreases in 2005 as compared to 2004 result primarily from the departure of the Company’s former Chief Executive Officer in June 2004. Upon his resignation, half of his options became immediately vested, and were therefore expensed to stock-based compensation, and the remaining options were cancelled.

Interest and other income. Interest and other income was $96,000 and $172,000 in the three and six months ended June 30, 2004, respectively, compared to $495,000 and $867,000 in the corresponding periods in 2005. This increase in interest income related to our higher combined cash and cash equivalents and securities available-for-sale balances in 2005 as a result of our equity financings, in particular the net proceeds from our initial public offering in October 2004 of approximately $25.2 million and our follow-on public offering in February 2005 of approximately $35.0 million.

Interest expense. Interest expense was $1,000 and $1,000 in the three and six months ended June 30, 2004, respectively, compared to $60,000 and $215,000 in the three and six months ended June 30, 2005, respectively. This increase in interest expense primarily relates to the interest cost associated with the deferral of the milestone payment due to Schering AG, which was paid in April 2005.

Liquidity and Capital Resources

We collected $3.1 million from sales of Ventavis through June 30, 2005. However, since our inception, substantially all of our operations have been financed through the sale of equity securities. Through June 30, 2005, we had received net cash proceeds of $125.2 million from the issuance of shares of preferred and common stock, including net cash proceeds in connection with our initial public offering of common stock completed in October 2004 of approximately $25.2 million and net cash proceeds in connection with our follow-on public offering of common stock completed in February 2005 of approximately $35.0 million. At June 30, 2005, we had combined cash and cash equivalents and securities available-for-sale of $55.3 million.

For the six months ended June 30, 2005, we used net cash of $22.2 million for operating activities and experienced a net loss for the period of $14.4 million. Cash used in operating activities included a $9.0 million milestone payment to Schering AG and expenses included $2.1 million in non-cash amortization of deferred stock-based compensation. Net cash used in investing activities during six months ended June 30, 2005 was $39.5 million, which included $48.1 million of purchases of securities available-for-sale, offset by maturities of securities available-for-sale of $9.0 million and $358,000 for purchases of property and equipment. Net cash provided from financing activities during the six months ended June 30, 2005 was $35.1 million primarily from our follow-on public offering of common stock in February 2005.

We currently expect to use our existing cash and cash equivalents, and securities available-for-sale, as follows:

•	commercialization of Ventavis, including purchases of inventory and sales and marketing activities;

•	additional development of Ventavis in combination with other therapies and in new indications;

•	develop an extended-release formulation of iloprost, the active ingredient in Ventavis;

•	building our infrastructure to support our operations as a public company; and

•	licensing or acquiring and developing additional products or product candidates.

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

Through December 31, 2004 we had not generated any revenue from sales of commercial products. We began selling Ventavis in March 2005 and recognized $4.1 million and $4.5 million in net product sales in the three and six months ended June 30, 2005, respectively.

We continue to incur significant losses. We will continue to increase our spending in connection with the commercialization of Ventavis. In April 2005 we paid Schering AG $9.2 million, which included a $9.0 million milestone payment and $205,000 in interest, and we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million, as well as a royalty based on net sales of Ventavis. As of June 30, 2005, we anticipate that our existing cash and cash equivalents, and securities available-for-sale, will be sufficient to fund our operations for at least the next 12 to 15 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, particularly if we acquire or license the rights to additional products or product candidates. If we are unable to raise additional capital when required or on acceptable terms and if our sales of Ventavis do not meet current projections, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or curtail our operations.

We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the level of revenues achieved by Ventavis;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials and other development activities;

•	the costs and timing of regulatory submissions; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and other legal costs.

Contractual Obligations

Our contractual obligations as of June 30, 2005 were as follows. The table also includes a July 2005 commitment made under our manufacturing supply agreement with Schering AG.

	Payments Due by Period
	Through December 31, 2005	2006 to 2007	2008 to 2009	Thereafter
Manufacturing supply agreement	$4,597	$9,568	$—	$—
Operating lease	141	585	382	—

Total	$4,738	$10,153	$382	$—

The above table reflects only payment obligations that are fixed and determinable. We entered into a five-year commitment for the operating lease for our office facility in December 2003. Prior to moving into the facility, we delivered to the landlord an irrevocable letter of credit in the amount of $144,000 as a security deposit. The letter of credit can be reduced in the future if we maintain a minimum cash balance and maintain a certain ratio of current assets over current liabilities. At June 30, 2005, $95,000 of restricted cash was classified as a long-term asset and $49,000 of restricted cash was classified as a short-term asset related to this letter of credit.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement we committed in July 2005 to purchasing a minimum amount of Ventavis through the third quarter of 2007, which amount is reflected in the table above.

We also have other contractual obligations, the timing of which are contingent on future events. Under our license agreement, we paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. In addition, we had an obligation to pay Schering AG $9.0 million as a result of the approval of Ventavis by the FDA, which we deferred pursuant to an amendment to the agreement. In April 2005, we paid this amount plus accrued interest related to the deferral of this milestone payment. In addition, we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million. We have also agreed to pay Schering AG a royalty based on Ventavis net sales until the later of the last to expire patent under the agreement covering Ventavis or ten years from the first commercial sale of Ventavis.

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

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents and securities available-for-sale at June 30, 2005 included a variety of corporate debt securities, asset-backed securities and money market funds.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The original effective date of SFAS No. 123(R) was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date of SFAS No. 123(R). The SEC’s new rule allows calendar year-end companies to implement SFAS No. 123(R) at the beginning of 2006, which makes SFAS No. 123(R) effective for us in the first quarter of 2006. SFAS No. 123(R) permits us to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet completed our evaluation of the adoption methods permitted by SFAS 123(R) and, as such, no determination has been made as to which method we will adopt. Under either method, we expect the adoption of SFAS 123(R) to have a material adverse effect on our financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the sections titled “Risk Factors and Other Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding, among other things, our expectations, beliefs, hopes, goals, intentions, initiatives or strategies. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar terminology.

Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•	the development of an extended-release formulation of iloprost, the active ingredient in Ventavis, and the potential to reduce the frequency and duration of dosing of Ventavis;

•	the potential for delivery, and for decreasing delivery times, using the I-Neb handheld device, the technological capability of that device, its anticipated approval by the FDA and its targeted launch date;

•	regulatory activities;

•	our clinical trial activities;

•	our anticipated net product sales, cost of goods sold and total operating expenses for 2005, costs estimated for device upgrades and inventory write downs, and regarding the expected levels of our cash and investments at the end of 2005; and

•	our needs for additional financing.

All forward-looking statements included in this press release are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement as a result of new information, future events or otherwise. We cannot guarantee that any product, device or expanded indication will receive FDA or other regulatory approval or that we will seek any such approval. Our actual results and other events could differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed under “Risk Factors and Other Uncertainties” in this Form 10-Q and other risks detailed in our reports filed with the SEC.

RISK FACTORS AND OTHER UNCERTAINTIES

Our business faces significant risks. These risks include those described below, and may include additional risks that we do not currently believe are material and risks that are currently unknown to us. Any of these risks could harm our business. If any events or circumstances associated with any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected; such events or circumstances could cause our actual results to differ materially from the results contemplated by our forward-looking statements; and the trading price of our common stock could decline and cause investors to lose some or all of their investments. Investors should read the risks and other uncertainties described below in conjunction with the other information contained or incorporated by reference in this report, including our financial statements and related notes, as well as in our annual report on Form 10-K for the year ended December 31, 2004 and in our other periodic reports on Form 10-Q and Form 8-K .

Risks Related to Our Business

If we do not successfully market and sell Ventavis, our only product, we may not generate sufficient sales to continue our business operations.

Ventavis is our only product. We initiated commercial sales of Ventavis in March 2005. The process to commercialize Ventavis has been and will continue to be complex and costly, and our ability to successfully market and sell Ventavis will depend on a number of factors, including our ability to:

•	achieve sufficient market demand for Ventavis through patient acceptance and continued use of Ventavis, and compliance with the Ventavis dosing regimen;

•	educate patients, physician prescribers, others in the medical community, and third-party payors;

•	sell Ventavis at acceptable prices;

•	compete successfully in the marketplace;

•	obtain sufficient quantities of Ventavis to meet market demand;

•	ensure adequate supply of the pulmonary drug delivery devices used to administer Ventavis;

•	ensure that Ventavis and the pulmonary drug delivery devices used to administer Ventavis are manufactured in accordance with and continue to meet regulatory requirements;

•	obtain and maintain adequate third-party payor reimbursement of Ventavis and pulmonary drug delivery devices; and

•	maintain our agreements with the specialty pharmacy and third-party logistic companies that distribute Ventavis, and ensure that those companies perform their obligations under those agreements.

If we do not successfully market and sell Ventavis, we may not earn sufficient sales to continue our business.

We have a history of net losses and may not achieve or maintain profitability.

We are a biopharmaceutical company incorporated in February 2000 with a limited operating history. Through June 30, 2005, we had generated only $4.5 million of net product sales. We initiated commercial sales of Ventavis in March 2005, with our first full quarter of sales in the second quarter of 2005. We have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and through June 30, 2005, had an accumulated deficit totaling $73.5 million. Our net losses were $14.4 million for the six months ended June 30, 2005, $37.8 million in the year ended December 31, 2004 and $12.6 million in the year ended December 31, 2003. The net losses for the year ended December 31, 2003 and the year ended December 31, 2004 included acquired product right expenses of $6.0 million and $7.0 million, respectively, related to milestone payments to Schering AG. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Sales of Ventavis may not generate sufficient sales for us to achieve or maintain profitability. Our ability to generate significant sales will depend on our ability to, among other things, obtain commercial quantities of Ventavis and successfully market and sell Ventavis.

We expect to incur increased selling, general and administrative expenses during upcoming periods in this year versus comparable periods last year due to higher sales and marketing expenses related to the commercialization of Ventavis and expenses related to our operating as a public company. In addition, we expect additional research and development expenses related to current and planned clinical trials to expand the use of Ventavis and to reduce the frequency and duration of dosing of Ventavis, recognize certain costs if the I-Neb device is approved for use with Ventavis, and if we in-license other products or product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable. Any guidance or forecasts that we may provide with respect to our business and operating results are subject to risks and uncertainties and our actual results may differ.

If we fail to obtain additional financing, we may be unable to fund our operations and continue to commercialize Ventavis or license or acquire any future products or product candidates.

We expect that our cash used in operations will increase for the next several years, and that we will spend substantial amounts to commercialize Ventavis; invest in its development to, among other things, expand its potential for additional indications and for use in combination with other FDA-approved products, develop an extended-release formulation of iloprost (the active ingredient in Ventavis), and decrease its inhalation time; and license or acquire other products or product candidates. As of June 30, 2005, we estimate that our existing cash and cash equivalents and securities available-for-sale, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 to 15 months. However, our forecast of the period of time through which our cash and cash equivalents and securities available-for-sale will last could vary materially, particularly if we license or acquire additional products or product candidates.

Our future funding requirements will depend on many factors, including:

•	the costs of our sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG and cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials and other development activities;

•	the effects of competing clinical, technological and market developments;

•	the costs and timing of regulatory approvals; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We cannot accurately predict the amount of sales we will generate from Ventavis. Until we can generate sufficient product sales, we expect to finance future cash needs through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing may involve granting a security interest in all or a portion of our assets or restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. A debt financing may also involve the issuance of warrants to acquire our equity securities, resulting in dilution to our stockholders.

We may also be required to:

•	seek collaborators for our products or product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish, license or otherwise dispose of rights to technologies, products or product candidates that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates.

Our product sales are dependent on two distributors to whom we sell Ventavis, and a limited number of physicians who prescribe Ventavis. Product sales may fluctuate from quarter to quarter based on the buying patterns of these distributors and the prescribing patterns of these physicians.

We sell Ventavis to only two specialty pharmacy distributors, Accredo Health Group, Inc. and Priority Healthcare Corporation, and accordingly they are our only customers. Any failure by Accredo or Priority to pay us on a timely basis or at all could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, a limited number of physicians account for the majority of Ventavis prescriptions. Our sales could fluctuate from quarter to quarter based on the buying patterns of Accredo and Priority and the prescribing patterns of these physicians. Furthermore, there can be no guarantee that physicians currently prescribing Ventavis will continue to do so.

Any failure to manage and maintain our distribution network could compromise Ventavis sales and harm our business.

We rely on third parties to distribute Ventavis to patients. We have contracted with Cardinal Health PTS, LLC, a third-party logistics company, to warehouse Ventavis and distribute it to two specialty pharmacies, Accredo and Priority, which in turn dispense Ventavis, distribute it to patients, and provide reimbursement support services. This distribution network requires significant coordination with our sales and marketing and finance organizations.

Cardinal Health is our exclusive supplier of distribution logistics services, and accordingly we are wholly dependent on Cardinal Health to satisfactorily perform its obligations under the agreement. Accredo is the exclusive provider of our call center and reimbursement support program, which provides patients and their physicians with benefit information regarding reimbursement of Ventavis by private payors and state (Medicaid) and federal (Medicare) programs for uninsured and underinsured patients. Priority is our secondary provider of reimbursement support services. Accordingly, we are wholly dependent on Accredo and Priority for these services, upon which we rely to help maintain and expand the market for Ventavis.

Failure to maintain our contracts with our logistics company and specialty pharmacies, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could negatively impact us. We do not have our own warehouse or distribution capabilities, and moreover we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. We would be unable to replace Cardinal Health, Accredo or Priority in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other difficulty affecting any of them, and the distribution of Ventavis could be interrupted, damaging our results of operations and market position. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. If we are unable to effectively manage and maintain our distribution network, sales of Ventavis could be severely compromised and our business could be harmed.

Our ability to generate sales of Ventavis will depend in significant part on obtaining adequate insurance coverage, reimbursement and government pricing policies.

Our ability to achieve and maintain acceptable levels of insurance coverage and reimbursement for Ventavis by third-party payors such as governmental authorities, private health insurers and other organizations will have a significant effect on sales of Ventavis. Seeking appropriate reimbursement is time-consuming and expensive. Sales of biopharmaceutical products depend in significant part on the availability of coverage and reimbursement from third-party payors. However, those payors are increasingly challenging the prices charged for medical products and services. In addition, any coverage or reimbursement by third-party payors may be decreased or eliminated in the future due to, among other things, any failure by us or our specialty pharmacy distributors to comply with reimbursement requirements.

The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes requirements for the reimbursement of prescription drugs that may adversely affect the pricing, marketing and sales of Ventavis and any future products. An ongoing trend has been for government payors to apply downward pressure on the reimbursement of pharmaceutical products. We expect that this will continue as these payors implement various proposals or regulatory policies that affect reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on reimbursement and pricing, directly and indirectly. Although we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business and financial condition and our ability to become profitable.

Coverage and reimbursement may not be available or adequate to allow us to sell our products on a competitive and profitable basis. Our sales would be affected negatively if coverage or reimbursement for Ventavis or the pulmonary drug delivery device used to administer Ventavis, or both, is inadequate or not available, which could severely compromise our results of operations and our ability to become profitable.

Only one pulmonary drug delivery device, the ProDose device, is approved for use with Ventavis. Sales of Ventavis would be negatively affected if adequate coverage and reimbursement for this device, or any successor device such as the I-Neb device, is not available. Delivery of Ventavis requires specialized, breath-actuated pulmonary drug delivery technology like that found in the ProDose device to ensure dose accuracy. We do not manufacture, market or sell these devices, and the availability of coverage and reimbursement for them is beyond our control. We believe that current Medicare reimbursement policy does not recognize the increased cost inherent in devices that have the precision of the ProDose device. If Medicare reimbursement for the ProDose and any successor delivery devices is inadequate or not available, it would have a material adverse effect on our ability to market and sell Ventavis.

If our competitors are able to develop and market products that are preferred over Ventavis, our commercial opportunity will be significantly reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than Ventavis or any products or product candidates we may pursue. Public announcements regarding the development of competing drugs could adversely affect the commercial potential of Ventavis. There is no cure for PAH other than lung transplantation. If any other curative treatment for PAH is developed, Ventavis may become obsolete.

Various products are currently marketed for the treatment of PAH, including epoprostenol, marketed as Flolan by GlaxoSmithKline; subcutaneous and intravenous versions of treprostinil, marketed as Remodulin by United Therapeutics; and bosentan, marketed as Tracleer by Actelion. Pfizer’s Revatio (sildenafil) was approved by the FDA in June 2005 and is expected to become available for use sometime in the third quarter of 2005. In addition, a number of new PAH treatments are being developed, including Encysive Pharmaceuticals’ Thelin (sitaxsentan) and Myogen’s ambrisentan.

Although treprostinil is currently marketed in formulations for subcutaneous and intravenous delivery, United Therapeutics has disclosed that it is developing oral and inhaled formulations of treprostinil. Lung Rx, Inc., a wholly owned subsidiary of United Therapeutics, has launched a pivotal trial of an inhaled reformulation of treprostinil. According to Lung Rx, the inhaled reformulation of treprostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. If an inhaled reformulation of treprostinil or any other drugs are approved by the FDA and prove to be more effective or convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced. We are working to develop an extended-release formulation of iloprost, the active ingredient in Ventavis. This formulation could decrease inhalation times and require less frequent dosing compared to the current formulation of Ventavis, but our development efforts may be unsuccessful.

Many of our competitors currently have significantly greater financial resources and expertise than we do in conducting clinical trials, obtaining regulatory approvals, managing manufacturing, and marketing, selling and distributing approved products. Pricing by our competitors may require us to sell Ventavis at a price that adversely affects our operating results. Other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, third parties compete with us in recruiting and retaining qualified scientific, management and sales and marketing personnel, establishing clinical trial sites and patient enrollment for clinical trials, and acquiring therapies and therapy licenses complementary to our programs or advantageous to our business.

We expect that our ability to compete effectively will depend upon our ability to:

•	effectively utilize our sales and marketing organization;

•	reduce the frequency and duration of dosing of Ventavis, which is largely dependent upon the development of an improved formulation of iloprost, the active ingredient in Ventavis, and the commercial launch of a pulmonary drug delivery device that decreases inhalation times;

•	make taking Ventavis more convenient for patients;

•	expand the commercial potential of Ventavis by seeking approval for Ventavis to be used to treat additional indications and for use in combination with other therapies for the treatment of PAH;

•	attract and retain key personnel; and

•	identify and obtain other products or product candidates on commercially reasonable terms.

If Ventavis does not gain significant market acceptance in the United States among patients, physicians and others in the medical community, and third-party payors, our business will be harmed.

Ventavis may not gain significant market acceptance among patients, physicians and others in the medical community, and third-party payors. The degree of market acceptance of Ventavis will depend on a number of factors. For example, there will need to be acceptance of prostacyclin therapy delivered through inhalation as opposed to continuous infusion by subcutaneous delivery or by infusion pump. We believe some patients currently under other prostacyclin treatments may prefer to continue those therapies rather than adopting Ventavis, and patients who have severe PAH may require other prostacyclin therapies because of the need for continual dosing.

Market acceptance of Ventavis may also be limited because the ProDose pulmonary drug delivery device is not compact and must be plugged into an electrical outlet. Although we believe that the I-Neb device, the anticipated successor to the ProDose device, will be more convenient for patients because it is handheld and battery-operated, the I-Neb has not been approved by the FDA for use with Ventavis. We believe the approval process will require FDA approval of both a supplemental NDA filed by us and a 510(k) filed by Profile, which manufacturers and distributes the I-Neb. We filed our supplemental NDA in April 2005. Profile filed its 510(k) in November 2004 and is required to submit additional information to the FDA in the third quarter of 2005. We have no control over whether Profile does so in a timely manner or at all. There can be no assurance that our supplemental NDA will be approved by the FDA, or that Profile’s 510(k) will receive FDA clearance, or that any such approval or clearance will occur this year.

In addition, market acceptance of Ventavis may be limited because the prescribed dosing duration and frequency may be inconvenient compared with other drugs. We are working with another company to develop an extended-release formulation of iloprost, the active ingredient in Ventavis, which we believe could decrease inhalation times and require less frequent dosing compared to the current formulation of Ventavis. However, there can be no assurance that our development efforts will be successful, that any new formulation will demonstrate safety and efficacy in the treatment of PAH, or that we will seek or receive FDA approval for this formulation.

Side effects could also negatively affect market acceptance of Ventavis. Side effects of Ventavis observed during clinical trials included fainting, shortness of breath, fatigue, chest pain, nausea and headaches. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may impact efficacy of the treatment and have a material adverse effect on our sales of Ventavis.

Any or all of these factors could limit market acceptance of Ventavis and significantly harm our business.

The ProDose device is the only device approved by the FDA to administer Ventavis, and any problems that adversely affect it or any future device approved by the FDA could seriously harm our business or result in our inability to sell Ventavis.

A pulmonary drug delivery device is required to administer Ventavis. The FDA has approved only one for use with Ventavis: the ProDose device. Until another device is approved, we rely entirely on the ProDose device. We may not be able to continue to sell Ventavis if for any reason the ProDose device becomes unavailable. If the ProDose device, the I-Neb device (its anticipated successor), or any other device that may be approved for use with Ventavis were to experience problems that adversely affect the performance of the device, there could be no assurance that such issues could be resolved in a timely and cost-effective manner. If it is determined that a device could potentially cause harm to patients, distribution of the device could be suspended or it could be recalled. Any failure by pulmonary drug delivery devices approved for use with Ventavis to gain market acceptance, function properly, meet regulatory requirements, or be supplied without interruption would have a material adverse effect on our business.

We rely on Profile to supply the ProDose devices used to administer Ventavis and to develop the I-Neb device, and any interruption in supplying such devices, or developing the I-Neb device, could significantly harm our business.

Profile Drug Delivery Ltd., a wholly owned subsidiary of Respironics, Inc., is the sole supplier of the ProDose device currently approved for use with Ventavis and the sole supplier of the I-Neb device, the anticipated successor to the ProDose device. If for any reason Profile fails to supply to specialty pharmacy companies an adequate number of ProDose devices (or any successor devices) to meet patient demand, our business would be significantly harmed because we would be unable to secure pulmonary drug delivery devices from a third party on a timely basis.

If we decide to seek an alternate supplier of pulmonary drug delivery devices, we will need to identify and contract with a new supplier and we will need to demonstrate comparability with this new device and obtain FDA approval for the use of the new device with Ventavis. The FDA approval process requires the clearance of a 510(k) application from the Center for Device and Radiological Health (known as CDRH) and the approval of a supplemental NDA from the review division at the Center for Drug Evaluation and Research (known as CDER). Seeking FDA clearance and approval of any device is costly and time-consuming, with no assurance that the FDA will grant clearance or approval.

In addition, we believe that wide market acceptance of Ventavis is dependant, in part, on whether the I-Neb device receives FDA clearance and approval, is successfully launched in a timely manner, and is accepted by patients, healthcare providers and third-party payors. If for any reason Profile was to stop or delay development of the I-Neb device, or does not receive FDA clearance of its 510(k) for the I-Neb, market adoption of Ventavis could be adversely affected and our business could be harmed.

Profile manufactures ProDose and I-Neb devices outside of the United States, and is subject to manufacturing standards and other regulatory requirements imposed by the FDA and foreign authorities. Failure by Profile to maintain required manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Profile could also encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, Profile is subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and it may fail to meet these agencies’ acceptable standards of compliance.

If the FDA does not approve the use of the I-Neb device to administer Ventavis, our market opportunity for Ventavis sales could be harmed.

We are assisting Profile in its development of the I-Neb device, a handheld, battery-operated pulmonary drug delivery device that we believe will be more convenient than Profile’s ProDose device.

Before the I-Neb device can be made commercially available, the FDA will need to both approve our supplemental NDA, which seeks to expand our Ventavis label to allow the I-Neb device to be used to deliver Ventavis, and grant clearance to Profile’s 510(k) premarket notification. We submitted our supplemental NDA to the FDA in April 2005, and Profile submitted its 510(k) to the FDA in November 2004. Profile is required to submit additional information to the FDA in the third quarter of 2005. We have no control over whether Profile will do so in a timely manner or at all.

The FDA approval is not only contingent upon the approval of our supplemental NDA, but also the clearance of the Profile 510(k). We anticipate that FDA approval of the administration of Ventavis using the I-Neb device will depend upon an in vitro demonstration of dose comparability between the I-Neb device and one of its predecessors, the HaloLite device. If the FDA deems these in vitro data insufficient to demonstrate dose comparability, human trials using the I-Neb device to administer Ventavis may be required, which would delay approval of the device.

Although we believe the I-Neb device will become commercially available in 2005, there can be no assurance the FDA will grant approval of our supplemental NDA or clearance to Profile’s 510(k), or that Profile will launch the I-Neb device this year or at all. If the FDA does not approve of the use of the I-Neb device to administer Ventavis, or provide clearance to Profile to market and sell the device, or if any such approval or clearance is delayed, our market opportunity for Ventavis could be harmed.

We have no manufacturing capabilities and rely on Schering AG for the clinical and commercial production of Ventavis, which puts at risk our ability to obtain Ventavis for distribution and continued development.

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

We rely on Schering AG as our sole supplier for the clinical and commercial production of Ventavis. Schering AG may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute Ventavis. In the event of a natural disaster, failure to continue to meet FDA regulatory requirements, business failure, strike or other difficulty, we would likely be unable to replace Schering AG in a timely manner and the production of Ventavis would be interrupted, resulting in delays and additional costs. In addition, because

Schering AG manufactures Ventavis outside of the United States, we must maintain clearance from the appropriate health authority in Spain to export Ventavis to the United States. In addition, we may face difficulties in importing Ventavis into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging. Also, because Schering AG manufactures the iloprost drug substance for Ventavis in Germany and then transports it to Spain where the final drug product is finished and packaged, our supply of Ventavis may be subject to greater risk of interruption.

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

Upon the occurrence of any of the aforementioned events, our ability to switch manufacturers would be very difficult and prolonged for a number of reasons, including:

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

Our agreement with Schering AG provides that we will purchase our Ventavis requirements exclusively from Schering AG. The process of manufacturing Ventavis is extremely complex and lengthy, and has low yields. If Schering AG ceases to manufacture Ventavis or is unable to provide us with supplies of Ventavis for any reason, we may experience significant interruption or failure of our supply of Ventavis or in further clinical development of the product as we develop internal manufacturing capabilities or seek a third-party manufacturer. We may experience difficulty finding an acceptable alternative manufacturer for any of the reasons noted above in connection with switching manufacturers.

If there are fewer individuals with PAH than we estimate, we may not generate sufficient product sales to meet our sales goals, continue development of Ventavis or continue operations.

We have rights to commercialize Ventavis for the treatment of PAH only in the United States. We estimate that the number of individuals in the United States with PAH is approximately 50,000, of which approximately 15,000 are currently diagnosed and under various treatments. Not all of these patients have NYHA Class III or IV symptoms, the approved indication for Ventavis. Our estimate of the size of the patient population is based on published studies as well as internal analyses. If the results of these studies, or our analysis of them, do not accurately reflect the number of patients with PAH, our assessment of the market may be wrong, making it difficult or impossible for us to meet our sales goals. In addition, it is difficult to determine the portion of the patient population that might use Ventavis as a treatment.

Our stock price has been and will likely continue to be extremely volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and will likely continue to be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

•	our ability to meet expectations of financial analysts;

•	developments concerning any collaboration we may undertake with other companies;

•	publicity regarding actual or potential testing or clinical study results or the outcome of regulatory review relating to our products or product candidates or those of our competitors;

•	regulatory developments in the United States and foreign countries; and

•	economic and other external factors beyond our control.

If there are substantial sales of our common stock, our stock price could decline, even if our business is doing well.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our October 2004 initial public offering and our February 2005 public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended. All other outstanding shares are eligible for resale subject to certain restrictions pursuant to Rule 144. In addition, to the extent options are exercised, the vested shares so acquired will also be eligible for sale to the public.

If we fail to identify and license or acquire other products or product candidates and obtain FDA approval for their commercialization, we will be unable to expand our business with new product sales.

One of our key strategies is to license or acquire products or product candidates and further develop them for commercialization. We have no internal discovery capabilities and rely on our ability to license or acquire any additional products or product candidates to expand our pipeline. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors have greater resources than us. If we are not successful in identifying and licensing or acquiring other products or product candidates, we will be unable to increase our revenues with sales from new products.

To receive regulatory approval for the commercial sale of future products or product candidates, we must conduct preclinical studies and clinical trials to demonstrate safety and efficacy in humans. This process is expensive and can take many years, and failure can occur at any stage of the testing, even if results from earlier stages of testing are favorable. Our failure to adequately demonstrate the safety and efficacy of any future product or product candidates will prevent regulatory approval and commercialization of such future products or product candidates. Significant delays in clinical development could materially increase our development costs for such future products and product candidates or allow our competitors to bring products to market before we do, impairing our ability to expand our business. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

Our future product sales could be reduced by imports from countries where Ventavis may be available at a lower price.

Rights to market Ventavis in Canada are held by Berlex Laboratories, a subsidiary of Schering AG, and Berlex Laboratories filed for marketing approval with Health Canada, which is reviewing the application and which could grant approval as early as this calendar year. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of regulatory harmonization and common market or trade initiatives, such as those underpinning the European Union, and the Internet. Our sales of Ventavis in the United States may be reduced if products are imported into the United States from lower price markets, whether legally or illegally.

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

The loss of our rights to market and sell Ventavis would eliminate our only source of product sales and we may not be able to continue our business.

We have licensed from Schering AG the exclusive U.S. rights to develop and commercialize Ventavis for the treatment of pulmonary hypertension. Schering AG has the right to terminate our license if we materially breach our obligations under the agreement and fail to cure any such breach within a specified period of time, including if we fail to use our best efforts to commercialize Ventavis in the United States or make payments required under the agreement, or if we become insolvent. Our ability to meet these obligations are dependent upon numerous factors, including some factors that are outside of our control. If our agreement with Schering AG were terminated, we would have no further rights to develop and commercialize Ventavis for any indication. Ventavis is our only product, and our only source of product sales. The termination of the Schering AG agreement would eliminate our product sales and we may not be able to continue our business.

Unsuccessful or delayed regulatory approvals required to expand the commercial potential of Ventavis or for any of our future product candidates could increase our future development costs or impair our future sales.

In order to obtain the required regulatory approvals to expand the commercial potential of Ventavis or for the commercial sale of any future product candidates, preclinical studies and clinical trials must be conducted to demonstrate safety and efficacy in humans. This process is expensive and can take a significant amount of time, and failure can occur at any stage of testing, even if the results are favorable. Our failure to adequately demonstrate safety and efficacy in clinical trials will prevent regulatory approval and restrict our ability to commercialize Ventavis for additional indications or in combination with other PAH therapies, or to commercialize other products or product candidates. Any such failure may severely harm our business. Significant delays in clinical development could materially increase our product development costs or allow our competitors to bring products to market before we do, impairing our ability to successfully commercialize our products or product candidates. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval, or contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

We are subject to extensive government regulation and may still face development and regulatory difficulties that may delay or impair future sales of Ventavis and any future products.

The FDA and foreign regulatory authorities impose significant restrictions on the indicated uses and marketing of pharmaceutical products, including Ventavis, and may impose ongoing requirements for post-approval studies. In addition, regulatory agencies, such as the Department of Health and Human Services’ Office of Inspector General, subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If we discover previously unknown problems with a product or our contract manufacturing facilities, a regulatory agency may impose restrictions on that product, on us or on our third-party contract manufacturers, including requiring us to withdraw the product from the market. We must also obtain additional approvals for product changes. Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, marketing, promotion, record keeping, reporting, sale and distribution, import, export and samples of pharmaceutical products, and electronic records and electronic signatures. We are also subject to government regulation with respect to the prices we charge and the rebates we offer or pay to customers, including rebates paid to certain governmental entities. These legal and regulatory requirements are enforced by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments and their respective foreign equivalents. Government regulation substantially increases the cost of developing, manufacturing and selling pharmaceutical products. If we fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our product, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and entities outside of the United States. For example, we are subject to health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. Some of these regulations have either only recently been adopted or are currently proposals subject to change.

We are a relatively small company with approximately 70 employees, many of whom have joined us in the last 12 months. We also have significantly fewer employees than many other companies in our industry, and we rely heavily on third parties to conduct many important functions.

While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented or changing regulatory requirements, we cannot assure that we are or will be in compliance with all potentially applicable regulations, or that this program will protect us from future lawsuits or investigations.

If we fail to comply with these or any other regulations we could be subject to a range of consequences, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on marketing our product, significant fines, or other sanctions or litigation.

Moreover, pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We depend on third parties to conduct our clinical trials, and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our clinical trials for Ventavis and expect to do so with respect to any future product candidates. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the clinical investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, protocols and regulatory standards for good clinical practice for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development and commercialization of additional indications for Ventavis, the use of Ventavis in combination with other therapies, and future product candidates.

If our clinical trials generate data that are less favorable than historical data or are viewed as unsuccessful, or if our clinical trials experience significant delays, our ability to further develop Ventavis and to develop and commercialize any future product candidates will be harmed.

We conduct clinical trials with respect to Ventavis and anticipate conducting clinical trials with respect to any future product candidates we may acquire or license. We have initiated a Phase II clinical trial to evaluate Ventavis for the treatment of pulmonary hypertension associated with idiopathic pulmonary fibrosis (“IPF”), and plan to initiate a clinical trial evaluating the safety and efficacy of Ventavis in combination with sildenafil in the first half of 2006. We may also engage in additional clinical trials.

We must provide the FDA with clinical data regarding Ventavis and preclinical and clinical data regarding any future reformulation of iloprost or any future products or product candidates. Such data must demonstrate, as applicable, that the study drug is safe and effective for each target indication before it can be marketed and sold for that indication. The preclinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and potentially by similar agencies in other countries.

Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or maintain enrollment of enough patients to complete our clinical trials, especially if competitors are conducting clinical trials that compete for the same patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products.

There can be no assurance that our planned clinical trials of Ventavis for use in the treatment of pulmonary hypertension associated IPF or for the treatment of PAH in combination with sildenafil, or any other clinical trial that we might pursue, will be successfully concluded or result in positive data. If we are unable to complete a clinical trial, or if the results of a trial are not positive or are only modestly positive, market growth for Ventavis could be impaired, any efforts we may have planned to seek FDA approval for the target indication could be delayed or eliminated, and we may not be able to obtain marketing approval that is as broad as was intended. Our product development costs will also increase if we experience delays or failures in our clinical trials, and significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of this occurs, our business could be materially harmed.

Furthermore, any future product candidate, an extended-release formulation of iloprost, or Ventavis used in combination therapy or for additional indications, may prove to be ineffective or only moderately effective in treating a targeted indication or when used in combination therapy, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining the desired regulatory approval or prevent or limit an intended commercial use, which could have a material adverse effect on our business. The FDA and other regulatory authorities may not approve any future product that we may develop or approve Ventavis for any additional indications or combination therapy.

Due to the significant risks and uncertainties inherent in drug development, our dependence on third party manufacturing and the uncertainty of the regulatory process, the costs and timelines to complete further development of Ventavis or any future products or product candidates are not accurately predictable. Results from clinical trials may not be favorable. Data from clinical trials are subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals or label expansion.

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

We face product liability exposure related to the testing of Ventavis and any products or product candidates in human clinical trials, and we may face exposure to claims by an even greater number of persons with the marketing and distribution of Ventavis or other products commercially. We also face such exposure related to pulmonary drug delivery devices used to administer Ventavis, even though we do not manufacture those devices. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	diversion of our management’s attention;

•	substantial monetary awards to patients and others;

•	loss of sales; and

•	the inability to commercialize our products and product candidates.

We have product liability insurance that covers the sale of our commercial product and our clinical trials in amounts that we believe are adequate and appropriate for similarly situated companies in our industry. We monitor the levels of our coverage and adjust them periodically. However, we may not have adequate protection against potential liabilities. In addition, insurance coverage is increasingly expensive. We may not be able to maintain existing insurance coverage at a reasonable cost and we may not be able to obtain additional insurance coverage that will be adequate to satisfy any potential liability that may arise.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The loss of services of one or more of our members of senior management could jeopardize, delay or interrupt our efforts to acquire or license additional products or product candidates, successfully complete clinical trials, or commercialize Ventavis. We do not currently carry “key person” insurance on the lives of members of senior management.

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

We are a small company that significantly increased our number of employees in 2005, from 39 full-time employees as of December 31, 2004 to 69 full-time employees as of June 30, 2005. In order to commercialize Ventavis or any future products, we will need to continue to increase our operations, including further expanding our employee base of managerial, sales and marketing and operational personnel. Recent growth has imposed significant added responsibilities on members of management, as will future growth, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Ventavis, or any future products or product candidates, and to compete effectively will depend, in part, on our ability to manage growth effectively. To that end, we must be able to:

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

One of our key strategies is to license or acquire products or product candidates. We have no present agreement regarding any future material acquisitions. However, if we do undertake any acquisitions, the process of integrating an acquired product or product candidate into our business may put a strain on our operations, including diversion of personnel and financial resources and diversion of management’s attention. In addition, any acquisition would give rise to additional operating costs and will likely require us to seek additional financing. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

We are exposed to fluctuations in foreign currency exchange rates, particularly the euro, and foreign economic market conditions.

We purchase Ventavis from Schering AG under a supply contract whose price and payment terms are denominated in euros. In addition, the price of Ventavis in our supply contract is subject to annual adjustment in order to keep pace with inflation or deflation in accordance with the change of the “Consumer Price Index for Germany” by the German Federal Statistical Office. As a result, a relative weakening of the U.S. dollar against the euro may result in increased inventory costs and expenses.

Our orphan drug exclusivity for Ventavis may not provide us with a competitive advantage.

Our orphan drug exclusivity for Ventavis for the treatment of PAH is an important element of our competitive strategy because Schering AG’s composition of matter patent for Ventavis expired in September 2004. Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years from approval, or for Ventavis, from December 29, 2004. However, the FDA may permit other companies to market a form of iloprost, the active ingredient in Ventavis, to treat PAH if any such product demonstrates clinical superiority, or if we are unable to provide sufficient drug supply to meet medical needs. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. As a result, even now that Ventavis has been approved and has received orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by Ventavis. Further, the FDA could approve iloprost for other uses, which physicians might prescribe and pharmacies might dispense off-label for the same indication as Ventavis. Any of these FDA actions could create a more competitive market for us. Our orphan drug exclusivity for Ventavis does not apply to drugs to treat PAH that do not contain iloprost, or to drugs containing iloprost that seek approval for uses other than PAH. Our orphan drug exclusivity may thus not ultimately provide us a true competitive advantage, and our business could suffer as a result.

Competitors could develop and gain FDA approval of inhaled iloprost for a different indication, which could adversely affect our competitive position.

Inhaled iloprost manufactured by other parties may be approved for different indications in the United States in the future. For example, although we have an exclusive license from Schering AG to commercialize Ventavis in the United States to treat pulmonary hypertension, Schering AG could sell, or license to other companies the right to sell, Ventavis in the

United States for other indications. In the event there are other inhaled iloprost products approved by the FDA to treat indications other than those covered by Ventavis, physicians may elect to prescribe a competitor’s inhaled iloprost to treat PAH. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine and, as a result, cannot direct physicians as to what inhaled iloprost to prescribe to their patients. We would have limited ability to prevent off-label use of a competitor’s inhaled iloprost to treat PAH.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending December 31, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of 2005. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. We have prepared and are implementing a plan of action to assess the effectiveness of our internal control. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Being a public company increases our administrative costs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and new listing requirements subsequently adopted by Nasdaq in response to the Act, have required changes in corporate governance practices of public companies. These new rules, regulations, and listing requirements have increased our legal and financial compliance costs, and made some activities more time consuming and costly. For example, as a result of becoming a public company, we have implemented changes in the structure of our board of directors and its responsibilities, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R). SFAS No. 123(R) requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. In April 2005, the SEC adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123(R) until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, we currently anticipate adopting SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits us to adopt its requirements using one of two methods. We have not yet completed our evaluation of the adoption methods permitted by SFAS 123(R) and, as such, no determination has been made as to which method we will adopt. Under either method, we expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations for 2006 and subsequent periods.

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

As of August 3, 2005, our executive officers and directors, and stockholders affiliated with these individuals, will beneficially own approximately 50% of our common stock. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We purchase our inventory in euros, and therefore our inventory purchases are subject to fluctuations in euro to U.S. dollar exchange rates. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as of June 30, 2005 provided reasonable assurance of effectiveness that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company made no sales of unregistered equity securities during the quarter for which this report is filed.

(b) In the three months covered by this quarterly report on Form 10-Q, the Company used approximately $12.6 million of the net proceeds from the initial public offering of its common stock, which became effective on October 15, 2004. These expenditures included:

•	$2.7 million to fund the commercialization of Ventavis, including establishing field-based clinical, physician education and commercial capabilities in preparation for the launch of Ventavis;

•	$9.0 million milestone payment to Schering AG under our licensing agreement related to NDA approval for Ventavis; and

•	$400,000 to fund clinical trials for Ventavis.

As of June 30, 2005, all proceeds from the Company’s initial pubic offering had been expended.

(c) There were no repurchases made by the Company during the quarter for which this report is filed.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders

(a) Our 2004 Annual Meeting of Stockholders was held on May 20, 2005.

(b) The following Class I Directors were re-elected by the stockholders:

Name	Position	Term Expires
Bradford S. Goodwin	Class I Director	2008
Robert B. Chess	Class I Director	2008

The following directors continue to serve their respective terms which expire on our Annual Meeting of Stockholders in the years noted:

Name	Position	Term Expires
James I. Healy, M.D., PhD	Class II Director	2006
Donald J. Santel	Class II Director	2006
David W. Gryska	Class III Director	2007
Daniel S. Janney	Class III Director	2007
Nicholas J. Simon, III	Class III Director	2007

(c) At our 2004 Annual Meeting, our Stockholders voted on two matters with the following voting results:

•	the election of two Class I Directors for a term of three years expiring in 2008:

Name	For	Withheld
Bradford S. Goodwin	15,536,437	85,490
Robert B. Chess	15,550,737	71,190

•	the ratification of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2005.

For	Against	Abstain
15,559,827	39,400	22,700

(d) not applicable

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On April 7, 2005, the Company filed an 8-K announcing that the Board of Directors of CoTherix, Inc. had approved the following cash compensation for its directors. Beginning with 2005, each director will receive a $15,000 annual retainer, which will be paid in equal quarterly installments. The Chairman of the Board and the Chairman of the Audit Committee of the Board will each receive an additional $10,000 annual retainer, which will also be paid in equal quarterly installments. In addition, all of the Company’s directors will receive $1,500 for each meeting which they attend in person and $500 for each meeting which they attend by telephone.

On April 22, 2005, the Company filed an 8-K announcing that lock-up restrictions implemented in connection with the October 2004 initial public offering of common stock of CoTherix, Inc. lapsed as of April 14, 2005. As a result, approximately 2,653,135 shares became eligible for public resale beginning April 14, 2005.

On May 2, 2005, the Company filed an 8-K announcing certain financial results for the quarter ending March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoTherix, Inc.

By:	/s/ Christine E. Gray-Smith
Christine E. Gray-Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 12, 2005