Form 10-Q
period 2005-09-30
COTHERIX INC
filed 2005-11-10
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From              to

Commission File Number: 000-50794

CoTherix, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3513144
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5000 Shoreline Court, Suite 101, South San Francisco California	94080
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 8, 2005
Common stock, $0.001 per share	28,324,559

CoTherix, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CoTherix, Inc.

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,173	$43,251
Securities available-for-sale	27,243	—
Interest receivable	531	—
Accounts receivable, net of allowance for doubtful accounts of $25 and none at September 30, 2005 and December 31, 2004, respectively	1,622	—
Inventory, net	1,171	—
Prepaid expenses and other current assets, including restricted cash of $49 at September 30, 2005	2,293	876

Total current assets	57,033	44,127
Long-term securities available-for-sale	983	—
Restricted cash	95	144
Property and equipment, net	1,359	1,139
Acquired product rights, net	8,325	9,000

Total assets	$67,795	$54,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,343	$376
Accrued compensation	2,738	1,333
Accrued clinical development liabilities	171	596
Accrued acquired product rights	—	9,000
Accrued royalties	1,665	—
Other accrued liabilities	2,676	1,657
Liability for early exercise of stock options	56	245

Total current liabilities	8,649	13,207
Liability for early exercise of stock options—non-current portion	9	38
Deferred rent—non-current portion	210	261
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004; 23,951,084 shares and 19,426,688 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	24	19
Additional paid-in capital	147,028	111,698
Deferred stock compensation	(8,438)	(11,729)
Accumulated other comprehensive loss	(55)	—
Accumulated deficit	(79,632)	(59,084)

Total stockholders’ equity	58,927	40,904

Total liabilities and stockholders’ equity	$67,795	$54,410

See accompanying notes

CoTherix, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product sales, net	$8,412	$—	$12,898	$—
Operating expenses:
Cost of goods sold	4,011	—	5,632	—
Acquired product rights	—	7,000	—	7,150
Research and development	2,425	3,889	7,588	12,394
Selling, general and administrative	7,567	1,678	18,235	5,457
Amortization of employee stock-based compensation related to:
Research and development	401	451	1,214	1,339
Selling, general and administrative	613	675	1,874	5,245

Total operating expenses	15,017	13,693	34,543	31,585

Loss from operations	(6,605)	(13,693)	(21,645)	(31,585)
Interest and other income	447	97	1,314	269
Interest expense	(2)	(2)	(217)	(2)

Net loss	(6,160)	(13,598)	(20,548)	(31,318)
Accretion to redemption value of redeemable convertible preferred stock	—	(19)	—	(56)
Deemed dividend upon issuance of Series C redeemable convertible preferred stock attributable to common stockholders	—	—	—	(24,987)

Net loss attributable to common stockholders	$(6,160)	$(13,617)	$(20,548)	$(56,361)

Basic and diluted net loss per common share attributable to common stockholders	$(0.26)	$(10.92)	$(0.89)	$(54.32)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	23,940,564	1,247,017	23,215,404	1,037,491

See accompanying notes

CoTherix, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(20,548)	$(31,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	147
Loss on disposal of fixed assets	—	17
Amortization of acquired product rights	675	—
Amortization of deferred stock compensation, net of reversals	3,088	6,584
Amortization of premiums relating to securities available-for-sale	504	—
Fair value of stock options issued for services	175	131
Changes in assets and liabilities:
Accounts receivable, net	(1,622)	—
Interest receivable	(531)	—
Inventory, net	(1,171)	—
Prepaid and other current assets	(1,417)	(2,280)
Restricted cash	49	(143)
Accounts payable	967	563
Accrued compensation	1,405	330
Accrued clinical development liabilities	(425)	526
Accrued acquired product rights	(9,000)	—
Accrued royalties	1,665	—
Other accrued liabilities	968	1,389

Net cash used in operating activities	(24,903)	(24,054)

Cash flows from investing activities:
Purchases of securities available-for-sale	(56,691)	—
Maturities of securities available-for-sale	27,906	—
Purchases of property and equipment	(535)	(957)

Net cash used in investing activities	(29,320)	(957)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs and excluding early exercised options	35,132	341
Proceeds from early exercise of options	13	302
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	24,987

Net cash provided by financing activities	35,145	25,630

Net increase (decrease) in cash and cash equivalents	(19,078)	619
Cash and cash equivalents at the beginning of the period	43,251	20,549

Cash and cash equivalents at the end of the period	$24,173	$21,168

Supplemental schedule of non-cash financing activities:
Accretion of redemption value of redeemable convertible preferred stock	$—	$56
Deferred stock compensation	—	13,559
Deemed dividend to redeemable convertible preferred stockholders	—	(24,987)
Tenant improvement allowance	—	283

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

From inception (February 10, 2000) through December 31, 2004, the Company was a development stage company and its financial statements during that period were prepared in conformity with accounting principles generally accepted in the United States governing development stage companies. During that time period, the Company’s primary activities were establishing its offices, recruiting personnel, licensing product candidates, conducting research and development, conducting preclinical and field-based clinical activities, submitting regulatory filings with the Food and Drug Administration (“FDA”), preparing for a product launch and establishing a direct sales force, performing business and financial planning, and raising capital. The Company received FDA marketing approval for Ventavis® (iloprost) Inhalation Solution, its first product, on December 29, 2004. During the first quarter of 2005, the Company exited the development stage after it began selling the product in the United States in March 2005.

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue to finance operations with a combination of equity issuances and debt arrangements, as well as from sales of its product. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, for any other interim period or for any other future year.

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

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

Securities Available-for-Sale

The Company classifies investments in marketable securities as securities available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company considers investments with a maturity date of more than three months, but less than twelve months, from the date of purchase to be short-term investments and the Company has classified these securities in current assets. The Company considers investments with a maturity of twelve months or greater from the date of purchase to be long-term investments. As of September 30, 2005, the Company had long-term securities available-for-sale of $983. As of December 31, 2004, the Company had no long-term securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as other comprehensive income, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific identification method.

Fair Value of Financial Instruments

The Company carries cash and cash equivalents and securities available-for-sale at fair value. The Company’s other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and acquired product rights subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through September 30, 2005, there has been no such impairment.

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

The Company had $9,000 in acquired product rights capitalized at December 31, 2004 related to a milestone becoming due upon the marketing approval of Ventavis by the FDA in December 2004. Through September 30, 2005, the Company recorded as a component of cost of goods sold the amortization of these capitalized acquired product rights totaling $675.

Revenue Recognition, Revenue Reserves and Costs of Goods Sold

The Company recognizes revenue generally upon delivery when title passes to a credit-worthy customer and records reserves for estimated returns and rebates as an adjustment to revenue. The Company is obligated to accept from customers the return of its product that has reached its expiration date. The Company believes that it has been able to make reasonable and reliable estimates of product returns and rebates based upon competitive product information, historical information for its product and governmental regulations. The Company reviews all sales transactions for potential rebates each month and believes that its reserves are adequate. These revenue reductions are generally recorded as an addition to other accrued liabilities. Costs of goods sold includes the cost of drug product, shipping, distribution and handling costs, a royalty obligation owed to Schering AG based on net sales, amortization of acquired product rights and any necessary write-downs of inventory.

Purchase Obligations for Inventory

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in October 2005, the Company committed to purchasing minimum amounts of Ventavis through the fourth quarter of 2007. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels. The Company also is required to make judgments as to the expiration dates of its product, since its product can no longer be used after its expiration date. As part of its excess inventory assessment for its product, the Company also considers the expiration date of its product to be manufactured in the future under minimum purchase obligations.

Significant differences between the Company’s current estimates and judgments and future estimated demand for its product and the useful life of its inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on the Company’s financial condition and results of operations during the period in which the Company recognizes an inventory reserve. For the quarter ended September 30, 2005, the Company recorded a $1,600 charge to cost of goods sold for excess inventory and contractual purchase commitments for inventory in excess of forecasted needs. The write-down consists of an inventory reserve of $840, and $760 has also been recorded as an accrued liability for the estimated costs of inventory to be procured based on a purchase obligation and the estimated destruction costs of the excess inventory of the larger ampules at September 30, 2005. The charge is a result of FDA approval for the I-neb inhalation device. The I-neb inhalation device utilizes a smaller ampule size than the current Prodose inhalation device and as such, the Company has recorded estimates to write-down a portion of the larger ampule inventory. The commitment to purchase the $760 of larger ampules was made in July 2005 and is expected to be received in the fourth quarter of 2005.

In addition, as part of this device transition, the Company will also provide existing patients with new I-neb inhalation devices, which are expected to replace the existing Prodose inhalation devices. The Company recorded an estimate based on the number of patients that the Company currently anticipates will transition to the new I-neb inhalation device as well as the timing of manufacturing and expected delivery of the new devices to patients. The Company will monitor these factors to the extent possible and adjust estimates accordingly. Such costs are a component of selling, general and administrative costs and have been recorded as an accrued liability.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Concentration of Risks

Cash equivalents and securities available-for-sale are financial instruments that potentially subject the Company to risk to the extent recorded on the balance sheet. The Company has established guidelines for investing excess cash relative to diversification and maturities that it believes maintain safety and liquidity. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests its excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and by policy, restricts exposure to any single corporate issuer by imposing concentration limits. To reduce the exposure due to interest rate fluctuations, the Company also maintains investments with short effective maturities.

The Company’s revenues and trade receivables are concentrated in two specialty pharmacy customers. The Company performs credit evaluations on the financial condition of its two customers and limits the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. The Company’s two customers represented 62% and 38%, respectively, of accounts receivable at September 30, 2005 and 79% and 21%, respectively, of net product sales for the nine months ended September 30, 2005.

Inventories

Inventories consist of finished good products and are stated at lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method. The Company maintains inventory reserves for obsolescence, if required. During the three months ended September 30, 2005, the Company recorded a write-down of $1,600 related to the transition to the smaller sized ampule utilized by the I-neb inhalation device. The write-down consists of an inventory reserve of $840, and $760 has also been recorded as an accrued liability for the estimated costs of inventory to be procured based on a purchase obligation and the estimated destruction costs of the excess inventory of the larger ampules at September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss, as reported	$(6,160)	$(13,598)	$(20,548)	$(31,318)
Accretion to redemption value of redeemable convertible preferred stock	—	(19)	—	(56)
Deemed dividend upon issuance of redeemable convertible preferred stock	—	—	—	(24,987)

Net loss attributable to common stockholders, as reported	$(6,160)	$(13,617)	$(20,548)	$(56,361)

Denominator:
Weighted-average common shares outstanding	23,986,426	1,490,562	23,261,266	1,210,893
Weighted-average unvested common shares subject to repurchase	(45,862)	(243,545)	(45,862)	(173,402)

Weighted-average common shares used to calculate basic and diluted net loss per share attributable to common stockholders	23,940,564	1,247,017	23,215,404	1,037,491

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(10.92)	$(0.89)	$(54.32)

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Redeemable convertible preferred stock	—	12,206,037	—	12,206,037
Common stock subject to repurchase	45,862	243,545	45,862	243,545
Options to purchase common stock	3,645,170	2,386,483	3,645,170	2,386,483

	3,691,032	14,836,065	3,691,032	14,836,065

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	4.14%	4.00%	4.17%	4.00%
Volatility	0.73	0.8	0.8	0.8
Expected Life	5 years	5 years	5 years	5 years

In connection with the grant of certain stock options to employees during the nine months ended September 30, 2004 and the year ended December 31, 2004, the Company recorded deferred stock compensation within stockholders’ equity of $13,559, which represents the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amounts are amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded deferred stock compensation expense of $1,014 and $1,126 for the three months ended September 30, 2005 and 2004, respectively, and $3,088 and $6,584 for the nine months ended September 30, 2005 and 2004, respectively. The expected future amortization expense for deferred stock compensation for stock option grants through December 31, 2004 is as follows:

For the Years Ending December 31,
2005	$4,101
2006	3,898
2007	3,302
2008	227

$11,528

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

For the three and nine months ended September 30, 2005 and for the year ended December 31, 2004, the Company reversed $23, $203 and $4,139, respectively, of unamortized deferred stock-based compensation recorded in prior years due to the cancellation of options related to the departure of certain employees.

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(6,160)	$(13,617)	$(20,548)	$(56,361)
Add: Stock-based employee compensation expense including in net loss attributable to common stockholders	1,014	1,126	3,088	6,584
Deduct: Stock-based compensation expense determined under fair value method	(1,673)	(1,220)	(4,703)	(6,811)

Pro forma net loss attributable to common stockholders	$(6,819)	$(13,711)	$(22,163)	$(56,588)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(0.26)	$(10.92)	$(0.89)	$(54.32)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(0.28)	$(11.00)	$(0.95)	$(54.54)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) does not allow pro forma disclosure.

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

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet completed its evaluation of the adoption methods permitted by SFAS 123(R) and, as such, has not determined which method the Company will adopt. Under either method, the Company expects the adoption of SFAS 123(R) to have a material adverse effect on the Company’s financial statements.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5. Stockholders’ Equity

On February 15, 2005, the Company closed a follow-on public offering of 4,250,000 shares of common stock at $8.90 per share, raising approximately $35,000 after deducting underwriting discounts, commissions and offering costs.

6. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) establishes standards for reporting and displaying of comprehensive income and its components for general-purpose financial statements. SFAS No. 130 requires components of other comprehensive income, including unrealized gains or losses on the Company’s available-for-sale securities, to be included in total comprehensive income (loss).

The Company’s total comprehensive net loss was the same as its net loss for the period from inception (February 10, 2000) through December 31, 2004. During the three and nine months ended September 30, 2005, the Company included no other comprehensive income representing unrealized gains on securities available-for-sale and $55 representing cumulative unrealized losses on securities available-for-sale, respectively, as part of total comprehensive loss. Total comprehensive loss for the three and nine months ended September 30, 2005 was $6,160 and $20,603, respectively.

7. Segment Reporting

Management has determined that the Company operates in one business segment, which is licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases.

8. Subsequent Event

During October 2005, the Company closed a follow-on public offering of 4,337,500 shares of common stock (including the underwriters’ exercise of their over-allotment option in full to purchase 337,500 shares from the Company) at $13.00 per share, raising approximately $52,000 after deducting underwriting discounts, commissions and offering costs.

9. Recent Accounting Pronouncement

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes,” and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such retrospective application is impracticable. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20, Accounting Changes previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will materially impact its financial results.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing in the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed on March 31, 2005 with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling our product Ventavis in March 2005. The FDA approved Ventavis on December 29, 2004 for the treatment of pulmonary arterial hypertension, or PAH, for patients with New York Heart Association Class III or IV symptoms. PAH is a chronic, progressive and often fatal disease characterized by severe constriction of the blood vessels in the lungs that leads to very high pulmonary arterial pressure. We have orphan drug exclusivity for the use of Ventavis in treating PAH through December 2011.

We licensed the exclusive U.S. rights to Ventavis for the treatment of pulmonary hypertension from Schering AG in October 2003. Under the license agreement, we paid Schering AG $6.0 million upon signing the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our new drug application, or NDA, for Ventavis. In connection with FDA approval of Ventavis, we paid Schering AG a $9.0 million milestone payment plus $205,000 in interest in April 2005.

Prior to licensing Ventavis, our research and development costs were associated with our product candidate CTX-100 and identifying other product candidates. During 2002 and 2003, our costs associated with the research and development of CTX-100 represented substantially all of our research and development expenses. In July 2005, we notified Columbia University of our decision to terminate the agreement granting us rights to CTX-100. Subsequent to our licensing of Ventavis from Schering AG in October 2003, our research and development costs increased significantly in 2004 primarily due to clinical trials and costs to obtain regulatory approval for Ventavis. We expect research and development costs to increase in the future as we focus on the further development for expanded uses of Ventavis.

Through December 31, 2004 we had not generated any sales of commercial products. We began selling Ventavis in March 2005 and recognized $8.4 million and $12.9 million of net product sales for the three and nine months ended September 30, 2005, respectively.

We have incurred net losses since our inception. As of September 30, 2005, we had an accumulated deficit of $79.6 million. We recognized a net loss of $6.2 million and $20.5 million for the three and nine months ended September 30, 2005, respectively. We recognized net losses of $37.8 million and $12.6 million in the years ended December 31, 2004 and 2003, respectively.

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through September 30, 2005, we had received net cash proceeds of $125.2 million from the issuance of shares of our preferred and common stock. At September 30, 2005, we had total combined cash and cash equivalents and securities available-for-sale of $52.4 million. In addition, in October 2005 we received additional net cash proceeds of approximately $52.0 million, after deducting underwriting discounts and commissions and offering expenses, in connection with a follow-on offering of common stock.

Outlook

We anticipate that a substantial portion of our efforts in the remainder of 2005 and in 2006 will be focused on sales and marketing activities for Ventavis, conducting additional development for expanded uses of Ventavis and continuing to build our infrastructure to support our operations. In the second quarter of 2005, we initiated a Phase II clinical trial to evaluate

Ventavis for the treatment of pulmonary hypertension associated with idiopathic pulmonary fibrosis, or IPF. In the first half of 2006, we plan to initiate a pivotal clinical trial to evaluate the safety and efficacy of adding Ventavis to patients receiving sildenafil. In the first half of 2006, we also plan to begin enrollment in our clinical disease registry, the REVEAL registry (Registry to EValuate Early And Long-term PAH disease management), a longitudinal, open-label registry for PAH patients in the United States. We are also planning other clinical activity. We are in the early stages of working with Quadrant Drug Delivery, Limited, now a part of Innovata plc, or Innovata, to develop an extended-release formulation of iloprost, the active ingredient in Ventavis, which we believe could require as few as four single-breath inhalations a day. To expand our product pipeline, we will continue to actively pursue opportunities to license or acquire additional products or product candidates, which may require additional capital and personnel.

We expect our net product sales to increase over the next several years as we continue to market and sell Ventavis. While the FDA label for Ventavis specifies six to nine doses per day and generally initial prescriptions are filled at nine doses per day, the Company believes patients on average take approximately six doses per day. Seasonal trends and other factors may affect ongoing demand and contribute to quarterly fluctuations in sales.

We pay a royalty rate based on net sales of Ventavis to Schering AG and will be required to pay them $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million.

Due to the significant risks and uncertainties inherent in drug development, our dependence on third party manufacturing and the uncertainty of the regulatory process, the costs and timelines to complete further development of Ventavis are not accurately predictable. We continue to make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical considerations. In addition, commercialization of Ventavis is subject to various risks, including without limitation competition from existing and future products; dependence on third parties to, among other things, manufacture and distribute Ventavis and to manufacture and supply inhalation devices; our ability to effectively utilize our sales and marketing organization; the ability to obtain adequate reimbursement for Ventavis and approved inhalation devices; our ability to obtain regulatory approvals to expand the commercial potential of Ventavis and market acceptance of Ventavis. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in a new and rapidly evolving market. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Operations Overview

Net product sales consist solely of sales of Ventavis that are reduced for estimates of rebates and returns.

Cost of goods sold consists primarily of product and royalty costs paid or payable to Schering AG, amortization of acquired product rights, write-downs of inventory as required for lower of cost or market value or obsolescence, and certain distribution costs. We expect our product, royalty and distribution cost of goods sold to increase in the future proportionately to sales of Ventavis. We purchase our inventory in euros, and therefore our inventory and related cost of goods sold are subject to fluctuations in euro to U.S. dollar exchange rates as well. We evaluate our inventory for obsolescence and reserve for such obsolescence, if any, based on available information. During the nine month period ended September 30, 2005, we recorded a write-down of $1.6 million of inventory costs due to our anticipated transition to smaller ampules related to the approval of the I-neb inhalation device. The write-down consists of an inventory reserve of $840,000, and $760,000 has also been recorded as an accrued liability for estimated costs of inventory to be procured based on a purchase obligation and the estimated destruction costs of the excess inventory of the larger ampules at September 30, 2005. In addition, amortization of amounts capitalized as intangible acquired product rights consisting of milestone payments for licensed products that have been approved by the FDA for marketing are included in our cost of goods sold. We expect that amortization of acquired product rights will increase in the future if we acquire or license additional products or product candidates that have been approved by the FDA for marketing or when we achieve additional sales-based milestones for Ventavis.

Acquired product rights expenses consist of payments, including upfront license fees and milestone payments for acquired products that have not been developed into saleable products or approved by regulatory agencies. These amounts are charged to expense as incurred.

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with our clinical trials and field-based clinical activities, non-clinical activities such as toxicology testing, regulatory activities and research-related overhead expenses. These expenses include regulatory consultants, development milestones, clinical supplies and the costs of other clinical vendors such as clinical research organizations and investigators. We expense all research and development costs as they are incurred. We expect our research and development expenses to increase in the future as we continue to develop Ventavis and potentially license additional products or product candidates.

Selling, general and administrative expenses consist primarily of salaries and related expenses, marketing programs, costs associated with our sales force and professional services fees. We anticipate selling, general and administrative expenses will continue to increase as a result of the continued commercialization of Ventavis and the other activities associated with the planned expansion of our business. Costs have also increased and will continue to increase as we incur additional costs for staffing, sales and marketing initiatives, insurance and other professional fees associated with our operating as a public company. In addition, selling, general and administrative expenses include the estimated costs to transition patients from the Prodose inhalation device to the I-neb inhalation device.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, and the related rules and regulations of the Securities and Exchange Commission, or SEC, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. Our responsibilities required by Sarbanes-Oxley include maintaining adequate corporate oversight and internal controls. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and to remain in compliance with current and new reporting requirements.

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

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We sell to two customers, both of which are specialty pharmacies. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. Revenue is recognized upon shipment when title passes to a credit-worthy customer and reserves are recorded for estimated returns and rebates. We are obligated to accept from customers the return of product that has reached its expiration date. We began to sell Ventavis in March 2005, and we have made estimates of product returns and rebates based on competitive product information, historical information and governmental regulations. We believe our estimates are reasonable, but due to the nature of our business model and based on limited experience, these estimates are subjective. We review all sales transactions for potential rebates each month and monitor product ordering cycles and actual returns, product expiration dates and inventory levels to estimate potential product return rates. We believe that our reserves are adequate, but not excessive.

Inventory Reserves

We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels.

Significant differences between our current estimates and judgments and future estimated demand for our product and the useful life of our inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. We will maintain inventory reserves for obsolescence as required.

During the three and nine months ended September 30, 2005, we recorded a write-down of $1.6 million related to the transition to a smaller ampule due to the approval of the I-neb inhalation device. The write-down consists of an inventory reserve of $840,000, and $760,000 has also been recorded as an accrued liability for the estimated costs of inventory to be procured based on a purchase obligation and the estimated destruction costs of the excess inventory of the larger ampules at September 30, 2005.

In addition, we plan to provide existing patients with the new I-neb inhalation device, which is scheduled to replace the existing Prodose inhalation device. We recorded an estimate based on the number of patients that we currently anticipate will transition to the new I-neb device as well as the timing of manufacturing and expected delivery of the new devices to patients. We monitor these factors to the extent possible and adjust estimates accordingly. Such costs are a component of selling, general and administrative costs and recorded as an accrued liability.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended, or SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25.

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

We granted certain stock options during the years ended December 31, 2003 and 2004 that resulted in deferred stock compensation of $10.7 million and $13.6 million, respectively. Deferred stock compensation represents the difference between the deemed fair value of common stock and the option exercise price at the date of grant. It is recorded as a reduction to stockholders’ equity and is amortized as compensation expense over the vesting period of the options, generally four years. The amount of deferred stock-based compensation expensed in the three and nine months ended September 30, 2005 was $1.0 million and $3.1 million, respectively, compared to $1.1 million and $6.6 million, respectively, for the corresponding periods in 2004. Based on deferred compensation amounts recorded through September 30, 2005, the total per year amortization expense will be $4.1 million, $3.9 million, $3.3 million and $227,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

In 2004, we recorded a $4.1 million reversal in unamortized deferred stock-based compensation to reflect employee terminations, including $3.6 million related to our former Chief Executive Officer who resigned in June 2004. In the three and nine months ending September 30, 2005, we reversed $23,000 and $203,000, respectively, of unamortized deferred stock-based compensation to reflect employee terminations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) does not allow pro forma disclosure.

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

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet completed our evaluation of the adoption methods permitted by SFAS 123(R) and, as such, have not determined which method we will adopt. Under either method, we expect the adoption of SFAS 123(R) to have a material adverse effect on our financial statements.

Deemed Dividend upon Issuance of Redeemable Convertible Preferred Stock

In February 2004, we consummated the supplemental closing of our Series C redeemable convertible preferred stock financing resulting in net cash proceeds of $25.0 million. Subsequent to the commencement of our initial public offering, the fair value of our common stock was determined to be $11.70 per share as of February 2004. Accordingly, we recorded a deemed dividend of $25.0 million as of February 2004. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per share for the nine months ended September 30, 2004.

Accounting for Intangible Assets

Our intangible assets consist of acquired product rights. We apply judgments to determine the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, the existence of competing technology and potential obsolescence.

We review intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our asset impairment review assesses the fair value of the assets based on the future cash flow we expect the assets to generate. The assumptions we use in determining cash flows attributable to our intangible assets over their respective estimated useful lives are consistent with the plans and estimates we use to manage our underlying business. In making these estimates, we are required to make judgments as to the future sales and expenses generated by the asset. The assumptions and estimates we use when determining the fair value of long-lived assets are highly subjective due to the forward-looking nature of these estimates. In some cases we are required to estimate cash flows related to a particular long-lived asset for up to 10 years. We record amortization of acquired product rights in costs of goods sold.

We will recognize an impairment loss if the estimated undiscounted future cash flows we expect to receive from the use of the asset, plus net proceeds we expect from the disposition of the asset, if any, are less than the carrying value of the asset. If we identify an impairment, then we will reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through September 30, 2005, there has been no such impairment.

Clinical Trial Accruals

We record accruals for clinical trial costs associated with clinical research organizations, investigators and other vendors based upon the estimated amount of work completed on each trial. All such costs are charged to research and development expenses based on these estimates. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with contract research organizations and review of contractual terms. However, if we have incomplete or inaccurate information, we may incorrectly estimate activity levels associated with various trials at a given point in time. In this event, we could record significant adjustments to our research and development expenses in future periods when the actual activity level becomes known. To date, we have not experienced material changes in these estimates.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Product sales, net. Product sales, net are comprised of sales of our drug product, Ventavis, which we began to sell in March 2005. We recognized $8.4 million and $12.9 million of net product sales for the three and nine months ended September 30, 2005, respectively. We had no product sales in the three and nine months ended September 30, 2004.

Cost of goods sold and gross margin. The following table summarizes our cost of goods sold and gross margin (as a percentage of product sales, net) for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	($ in thousands)	% of Product sales, net	($ in thousands)	% of Product sales, net
Product sales, net	$8,412	100%	$12,898	100%

Cost of goods sold	2,186	26	3,357	26
Amortization of acquired product rights	225	3	675	5
Inventory write-down	1,600	19	1,600	12

Total cost of goods sold	4,011	48	5,632	44

Gross margin	$4,401	52%	$7,266	56%

Our cost of goods sold as a percentage of net product sales for the three and nine months ended September 30, 2005 was 48% and 44%, respectively. Total cost of goods sold represents the cost of product, shipping, distribution and handling costs, a royalty owed to Schering AG based on net product sales, the amortization of acquired product rights and write-downs of inventory, as required. Cost of goods sold for the three and nine months ended September 30, 2005 included a write-down of $1.6 million related to the anticipated transition from the larger ampules of Ventavis, currently being used with the Prodose inhalation device, to the smaller ampules of Ventavis that will be used with the I-neb inhalation device once it is commercially available. In the three and nine months ended September 30, 2005, we amortized $225,000 and $675,000, respectively, of the $9.0 million acquired product rights milestone. This milestone was capitalized at December 29, 2004 upon FDA approval of Ventavis. This intangible asset is being amortized over 10 years from product approval.

Acquired product rights. We expensed a $7.0 million license fee paid to Schering AG for rights to Ventavis in 2004 in the three and nine months ended September 30, 2005, as well as zero and $150,000 under license agreements with other third parties in the three and nine months ended September 30, 2004, respectively. In the three and nine months ended September 30, 2005, we did not incur any expense related to acquired product rights as we did not make any initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, were under development or were not approved by the FDA for marketing or had not reached technical feasibility and had no foreseeable alternative future use.

Research and development. Research and development expenses decreased from $3.9 million and $12.4 million in the three and nine months ended September 30, 2004, respectively, to $2.4 million and $7.6 million in the three and nine months ended September 30, 2005, respectively. The decreases in 2005 as compared to 2004 primarily reflect decreases in expenses related to clinical trials and costs required to obtain regulatory approval for Ventavis of $1.9 million and $6.7 million in the three and nine month periods, respectively, and decreases in development costs of $376,000 and $120,000 in the three and nine month periods, respectively. These decreases were offset by increases in headcount and related costs of $333,000 and $1.3 million in the three and nine month periods, respectively, in 2005 as compared to the same period in 2004.

Selling, general and administrative. Selling, general and administrative expenses increased from $1.7 million and $5.5 million in the three and nine months ended September 30, 2004, respectively, to $7.6 million and $18.2 million in the three and nine months ended September 30, 2005, respectively. The increases in 2005 as compared to 2004 primarily reflect increases in headcount and related costs (including sales incentives subsequent to receiving FDA approval) of $3.1 million and $6.3 million in the three and nine month periods, respectively; due to recruiting, hiring and paying travel costs of additional personnel, including the hiring of our sales force, increases in professional fees of $345,000 and $1.4 million in the three and nine month periods, respectively, and increases in Ventavis marketing and sales distribution expenses of $2.2 million and $4.4 million in the three and nine month periods, respectively. The increase from 2004 to 2005 in Ventavis marketing and sales distribution costs also include the estimated costs to transition patients from the Prodose inhalation device to the I-neb inhalation device.

Amortization of employee stock-based compensation. Amortization of employee stock-based compensation related to research and development activities decreased from $451,000 and $1.3 million in the three and nine months ended September 30, 2004, respectively, to $401,000 and $1.2 million in the three and nine months ended September 30, 2005, respectively. The decreases in 2005 as compared to 2004 result primarily from the departure of employees with unvested options.

Amortization of employee stock-based compensation related to selling, general and administrative activities decreased from $675,000 and $5.2 million in the three and nine months ended September 30, 2004, respectively, to $613,000 and $1.9 million in the three and nine months ended September 30, 2005, respectively. The decreases in 2005 as compared to 2004 resulted primarily from the departure of our former Chief Executive Officer in June 2004. Upon his resignation, half of his options became immediately vested, and were therefore expensed to stock-based compensation, and the remaining options were cancelled.

Interest and other income. Interest and other income was $97,000 and $269,000 in the three and nine months ended September 30, 2004, respectively, compared to $447,000 and $1.3 million in the corresponding periods in 2005. This increase in interest income related to our higher combined cash and cash equivalents and securities available-for-sale balances in 2005 as a result of our equity financings, in particular the net proceeds from our initial public offering in October 2004 of approximately $25.2 million and our follow-on public offering in February 2005 of approximately $35.0 million.

Interest expense. Interest expense was $2,000 and $2,000 in the three and nine months ended September 30, 2004, respectively, compared to $2,000 and $217,000 in the three and nine months ended September 30, 2005, respectively. This increase in interest expense in 2005 primarily relates to the interest cost associated with the deferral of the milestone payment due to Schering AG, which was paid in April 2005.

Liquidity and Capital Resources

We collected $11.5 million from sales of Ventavis through September 30, 2005. However, since our inception, substantially all of our operations have been financed through the sale of equity securities. Through September 30, 2005, we had received net cash proceeds of $125.2 million from the issuance of shares of our preferred and common stock, including net cash proceeds in connection with our initial public offering of common stock completed in October 2004 of approximately $25.2 million and net cash proceeds in connection with our follow-on public offering of common stock completed in February 2005 of approximately $35.0 million. At September 30, 2005, we had combined cash and cash equivalents and securities available-for-sale of $52.4 million. In addition, in October 2005 we received net cash proceeds of approximately $52.0 million, after deducting underwriting discounts and commissions and offering expenses, in connection with a follow-on offering of common stock.

For the nine months ended September 30, 2005, we used net cash of $24.9 million for operating activities and experienced a net loss for the period of $20.5 million. Cash used in operating activities included a $9.0 million milestone payment to Schering AG and expenses included $3.1 million in non-cash amortization of deferred stock-based compensation. Net cash used in investing activities during nine months ended September 30, 2005 was $29.3 million, which included $56.7 million of purchases of securities available-for-sale and $535,000 for purchases of property and equipment, offset by maturities of securities available-for-sale of $27.9 million. Net cash provided from financing activities during the nine months ended September 30, 2005 was $35.1 million primarily from our follow-on public offering of common stock in February 2005.

We currently expect to use our existing cash and cash equivalents, and securities available-for-sale, including the cash raised in our October 2005 follow-on offering for the following purposes:

•	commercialization of Ventavis, including purchases of inventory and sales and marketing activities;

•	additional development of Ventavis in combination with other therapies and in new indications;

•	development of an extended-release formulation of iloprost, the active ingredient in Ventavis; and

•	licensing or acquiring and developing additional products or product candidates.

We expect to use the remainder of our existing cash and cash equivalents to fund working capital and capital expenditures. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including, without limitation, the progress of our product development, regulatory requirements, the success of our commercialization efforts, the financial implications of licensing or acquiring additional products or product candidates and the amount of cash used by our operations.

We continue to incur significant losses. We will continue to increase our spending in connection with the commercialization of Ventavis. In April 2005 we paid Schering AG $9.2 million, which included a $9.0 million milestone payment and $205,000 in interest, and we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million, as well as a royalty based on net sales of Ventavis. We anticipate that our existing cash and cash equivalents, and securities available-for-sale, including the cash raised in our October 2005 follow-on offering of common stock, will be sufficient to fund our operations for at least the next 18 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, particularly if we acquire or license the rights to additional products or product candidates. If we are unable to raise additional capital when required or on acceptable terms and if our sales of Ventavis do not meet current projections, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or curtail our operations.

We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the level of sales achieved by Ventavis;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials and other development activities;

•	the costs and timing of regulatory submissions; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and other legal costs.

Contractual Obligations

Our contractual obligations as of September 30, 2005 were as follows. The table also includes an October 2005 commitment made under our manufacturing supply agreement with Schering AG.

	Payments Due by Period
	Total	Through December 31, 2005	2006 to 2007	2008 to 2009	Thereafter
Manufacturing supply agreement	$13,149	$620	$12,529	$—	$—
Operating lease	1,037	70	585	382	—

Total	$14,186	$690	$13,114	$382	$—

The above table reflects only payment obligations that are fixed and determinable. We entered into a five-year commitment for the operating lease for our office facility in December 2003. Prior to moving into the facility, we delivered to the landlord an irrevocable letter of credit in the amount of $144,000 as a security deposit. The letter of credit can be reduced in the future if we maintain a minimum cash balance and maintain a certain ratio of current assets over current liabilities. At September 30, 2005, $95,000 of restricted cash was classified as a long-term asset and $49,000 of restricted cash was classified as a short-term asset related to this letter of credit.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement we committed in October 2005 to purchasing a minimum amount of Ventavis through the fourth quarter of 2007, which amount is reflected in the table above. We have committed to purchasing approximately $620,000 of the larger sized ampules, which is expected to be received and paid for by December 31, 2005. At September 30, 2005, we have determined that these larger sized ampules are excess inventory and they have been written-down and accrued as a liability. We have committed to purchase the smaller sized ampules beginning in 2006.

We also have other contractual obligations, the timing of which are contingent on future events. Under our license agreement, we paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. In addition, we had an obligation to pay Schering AG $9.0 million as a result of the approval of Ventavis by the FDA, which we deferred pursuant to an amendment to the agreement. In April 2005, we paid this amount plus accrued interest related to the deferral of this milestone payment. In addition, we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million. We also have agreed to pay Schering AG a royalty based on Ventavis net sales until the later of the last to expire patent under the agreement covering Ventavis or ten years from the first commercial sale of Ventavis.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents and securities available-for-sale at September 30, 2005 included a variety of corporate debt securities, asset-backed securities and money market funds.

Recent Accounting Pronouncement

In June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, or SFAS No. 154. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such retrospective application is impracticable. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. ABP Opinion No. 20, Accounting Changes, previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe SFAS 154 will have a material impact on our financial results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding, among other things, our expectations, beliefs, hopes, goals, intentions, initiatives or strategies. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar terminology.

Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•	sales of Ventavis or any other products or product candidates;

•	adequate commercial supply of Ventavis and approved inhalation devices;

•	third-party payor reimbursement for Ventavis and approved inhalation devices;

•	our estimates regarding the adequacy of our existing cash, cash equivalents, and securities available-for-sale, anticipated capital requirements and our needs for additional financing;

•	PAH patient market size and market adoption of Ventavis by physicians and patients;

•	commercial launch of the I-neb device;

•	modification to the I-neb device to reduce inhalation times;

•	ability to reduce the frequency and duration of dosing of Ventavis;

•	our ability to attract and retain key personnel;

•	development and approval of the use of Ventavis for additional indications or in combination therapy; and

•	our expectations regarding licensing, acquisitions and strategic operations.

All forward-looking statements included in this Form 10-Q are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement as a result of new information, future events or otherwise. We cannot guarantee that any product, device or expanded indication will receive FDA or other regulatory approval or that we will seek any such approval. Our actual results and other events could differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed under “Risk Factors” in this Form 10-Q and other risks detailed in our reports filed with the SEC.

RISK FACTORS

Our business faces significant risks. These risks include those described below, and may include additional risks that we do not currently believe are material and risks that are currently unknown to us. Any of these risks could harm our business. If any events or circumstances associated with any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected; such events or circumstances could cause our actual results to differ materially from the results contemplated by our forward-looking statements; and the trading price of our common stock could decline and cause investors to lose some or all of their investments. You should carefully consider the following risks described below in conjunction with the other information contained or incorporated by reference in this report, including our financial statements and related notes, as well as in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other periodic reports on Form 10-Q and Form 8-K .

Risks Related to our Business

If we do not successfully market and sell Ventavis, our only product, we may not generate sufficient sales to continue our business operations.

Ventavis is our only product. Our ability to successfully market and sell Ventavis depends on a number of factors, including our ability to:

•	achieve sufficient market demand for Ventavis through patient acceptance, continued use of Ventavis and compliance with the Ventavis dosing regimen;

•	educate patients, physician prescribers, others in the medical community and third-party payors about Ventavis and PAH;

•	sell Ventavis at acceptable prices;

•	expand the commercial potential of Ventavis through successful completion of our ongoing and planned development activities;

•	obtain and maintain adequate third-party payor reimbursement of Ventavis and inhalation devices;

•	ensure that Ventavis and the inhalation devices used to administer Ventavis are manufactured in accordance with and continue to meet regulatory requirements;

•	obtain sufficient quantities of Ventavis to meet market demand;

•	ensure adequate supply of the inhalation devices used to administer Ventavis; and

•	maintain our agreements with the specialty pharmacy and third-party logistic companies that distribute Ventavis, and ensure that those companies perform their obligations under those agreements.

If we do not successfully market and sell Ventavis, we may not generate sufficient sales to continue our business.

We have a history of net losses and may never achieve or maintain profitability.

We are a biopharmaceutical company incorporated in February 2000 with a limited operating history. We did not exit the development company stage until we initiated commercial sales of Ventavis in March 2005. Through September 30, 2005, we had generated only $12.9 million of net product sales. We have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and through September 30, 2005, had an accumulated deficit totaling $79.6 million. Our net losses were $20.5 million for the nine months ended September 30, 2005; $37.8 million in the year ended December 31, 2004 and $12.6 million in the year ended December 31, 2003. The net losses for the year ended December 31, 2003 and the year ended December 31, 2004 included acquired product right expenses of $6.0 million and $7.0 million, respectively, related to milestone payments to Schering AG. These losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of Ventavis, which is the only product we currently have available for commercial sales, for us to achieve or maintain profitability.

We expect to incur increased selling, general and administrative expenses during the remainder of this year versus comparable periods last year due to higher sales and marketing expenses related to the commercialization of Ventavis and expenses related to operating as a public company. We also expect increased research and development expenses related to preclinical and clinical studies to expand the use of Ventavis. In addition, we expect to continue to incur significant losses for the foreseeable future. Further, our operating expenses may increase significantly if we in-license other products or product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

Our product sales depend on two distributors to whom we sell Ventavis, and a limited number of physicians who prescribe Ventavis. Product sales may fluctuate from quarter to quarter based on the buying patterns of these distributors, the prescribing patterns of these physicians, and the seasonal work and travel schedules of physicians and patients.

We sell Ventavis to only two specialty pharmacy distributors, Accredo Health, Inc., or Accredo, and Priority Health Care Corporation, or Priority, and accordingly they are our only customers. For the nine months ended September 30, 2005, Accredo and Priority represented 79% and 21% of our sales, respectively. Any failure by Accredo or Priority to pay us on a timely basis or at all could have a material adverse effect on our financial position, results of operations and cash flows. In addition, a limited number of physicians are responsible for the majority of Ventavis prescriptions. Our sales could fluctuate from quarter to quarter based on the buying patterns of Accredo and Priority and the prescribing patterns of these physicians, including fluctuations due to the seasonal work and travel schedules of physicians and patients alike. For example, during the summer and the winter holiday season, patients may be less likely to seek medical consultation and physicians are more likely to be on vacation, resulting in fewer prescriptions for and fewer sales of Ventavis. Furthermore, there can be no guarantee that physicians currently prescribing Ventavis will continue to do so. Most of these physicians are geographically concentrated in metropolitan areas that have academic medical centers, and natural disaster, terrorism, work stoppages or other such events in any of these areas could have a material adverse effect on our sales.

Any failure to manage and maintain our distribution network could compromise Ventavis sales and harm our business.

We rely on third parties to distribute Ventavis to patients. We have contracted with Cardinal Health, Inc., or Cardinal Health, a third-party logistics company, to warehouse Ventavis and distribute it to two specialty pharmacies, Accredo and Priority, which in turn distribute Ventavis to patients and provide reimbursement and other support services. This distribution network requires significant coordination with our sales and marketing and finance organizations. Cardinal Health is our exclusive supplier of distribution logistics services; therefore we are wholly dependent on Cardinal Health to perform satisfactorily its obligations under its agreement with us. Accredo is the exclusive provider of our call center. Accredo and Priority administer a reimbursement support program that provides patients with benefit information regarding reimbursement of Ventavis by private payors and state (Medicaid) and federal (Medicare) programs for uninsured and disabled patients, respectively. Accordingly, we are wholly dependent on Accredo and Priority for these services, upon which we rely to help maintain and expand the market for Ventavis.

Failure to maintain our contracts with our logistics company and specialty pharmacies, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could harm our business. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. We would be unable to replace Cardinal Health, Accredo or Priority in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other distribution failure. If Cardinal Health, Accredo or Priority do not perform for any reason under their respective contracts with us, the distribution of Ventavis could be interrupted, damaging our results of operations and market position. Since we are dependent upon Cardinal Health, Accredo and Priority for information regarding Ventavis sales, shipments and inventory, failure in their financial systems could negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. Any failure to effectively manage and maintain our distribution network could have a material adverse effect on sales of Ventavis and our business could be harmed.

Our ability to generate sales of Ventavis depends in significant part on achieving and maintaining adequate insurance coverage and reimbursement and government pricing policies.

Our ability to achieve and maintain acceptable levels of insurance coverage and reimbursement for Ventavis and the inhalation devices used to administer Ventavis by third-party payors such as governmental authorities, private health insurers and other organizations has a significant effect on our sales. It is time-consuming and expensive to seek appropriate reimbursement treatment from third-party payors.

Medicare has determined a reimbursement amount and reimbursement code for Ventavis. While Medicare has established a reimbursement code for the Prodose device, it has not yet made a determination of the amount of reimbursement for the assigned code. Profile Drug Delivery Ltd., or Profile, a subsidiary of Respironics, Inc., which manufacturers the I-neb device, has not yet sought reimbursement treatment under Medicare for the I-neb device, as it is not yet commercially available.

Medicaid plans in all fifty states are mandated to cover Ventavis. Decisions regarding the extent of coverage and amount of reimbursement for Ventavis are made on a state-by-state basis. Our specialty pharmacy distributors negotiate with each state for Medicaid coverage and reimbursement for the Prodose device and we expect them to do so with respect to the I-neb device if it becomes commercially available. Our sales and our financial condition could be negatively impacted if the reimbursement provided by Medicare or Medicaid in different states is unavailable or inadequate.

We do not manufacture, market or sell the inhalation device used to deliver Ventavis, and the availability of coverage and reimbursement for them is beyond our control. We believe that government reimbursement policies have not historically recognized the increased cost inherent in devices that have very complex designs capable of providing the dose precision of the Prodose and I-neb devices. If our specialty pharmacies or our patients consider the Prodose or I-neb device reimbursement inadequate, it may harm our sales.

An ongoing trend has been for government payors to apply downward pressure on the reimbursement of biotechnology and pharmaceutical products. We expect this trend to continue as these payors implement various proposals or regulatory policies that affect reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

In addition, any coverage or reimbursement by third-party payors, including governmental authorities, private health insurers and other organizations, may be decreased or eliminated in the future due to, among other things, any failure by us or our specialty pharmacy distributors to comply with regulatory requirements. Coverage and reimbursement may not be available or adequate to allow us to sell Ventavis on a competitive and profitable basis. Many payors are increasingly challenging the prices charged for pharmaceutical products, medical products and services. Our business and financial condition would be affected negatively if reimbursement is inadequate or not available for Ventavis or the Prodose, I-neb or any successor device used to administer Ventavis.

If our competitors have or introduce products that are preferred over Ventavis, our commercial opportunity will be significantly reduced or eliminated.

We face intense competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than Ventavis. There is no cure for PAH other than lung transplantation. If any other curative treatment for PAH is developed, Ventavis may become obsolete.

Various products currently are marketed for the treatment of PAH, including prostacyclins such as epoprostenol, marketed as Flolan by GlaxoSmithKline, and subcutaneous and intravenous versions of treprostinil, marketed as Remodulin by United Therapeutics Corporation, or United Therapeutics. In addition, there are approved oral therapies including endothelin receptor antagonists, or ETRAs, such as bosentan, marketed as Tracleer by Actelion Ltd., a phosphodiesterase inhibitor, or PDE-5 inhibitor, sildenafil, which was approved by the FDA in June 2005 and is marketed as Revatio by Pfizer, Inc. The availability of these competitive products may harm sales of Ventavis.

In addition, United Therapeutics is conducting a pivotal trial of an inhaled formulation of treprostinil. According to United Therapeutics, the inhaled formulation of trepostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. Data are scheduled to be presented from an open label pilot study of inhaled treprostinil at the American Heart Association conference in November 2005.

Also, a number of new PAH treatments are being developed. These include additional oral ETRAs such as Encysive Pharmaceuticals’ Thelin (sitaxsentan), which is currently under NDA review, and Myogen’s ambrisentan, which is currently in Phase III clinical trials. If any other drugs or an inhaled formulation of trepostinil are approved by the FDA and prove to be more effective or convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced.

Many of our competitors currently have significantly greater financial resources than we do that could be applied to identifying new products, researching and developing new and existing products, conducting clinical trials, obtaining regulatory approvals, managing manufacturing, and marketing, selling and distributing approved products. Pricing by our competitors may require us to sell Ventavis at a price that adversely affects our operating results.

Our ability to compete effectively depends upon, among other things:

•	effectively utilizing our sales and marketing organization;

•	ensuring availability of the I-neb device;

•	expanding the commercial potential of Ventavis through successful completion of our ongoing and planned clinical development activities;

•	modifying the I-neb device to decrease duration of dosing; and

•	developing an improved formulation of iloprost, the active ingredient in Ventavis, to reduce the frequency and duration of dosing of iloprost.

If Ventavis does not gain significant market acceptance in the United States among patients and health care professionals, or the commercial launch of the I-neb device is delayed, our business will be harmed.

Ventavis is the only product we currently have available for commercial sales. Ventavis may not gain significant market acceptance among patients and health care professionals in the United States. The degree of market acceptance of Ventavis depends on a number of factors. There will need to be increased acceptance of prostacyclin therapy delivered through inhalation as opposed to continuous infusion by subcutaneous delivery or by infusion pump. We believe some patients currently under other prostacyclin treatments may prefer to continue those therapies rather than adopting Ventavis. Patients who have severe PAH may require other prostacyclin therapies because of the need for continual dosing.

Market acceptance of Ventavis also may be limited because the available method of delivery and the prescribed dosing duration and frequency of Ventavis are inconvenient compared to some other drugs. The Prodose device is not compact and must be plugged into an electrical outlet. Because the FDA approved the hand-held, battery-operated I-neb device only recently, its marketability is unproven and we cannot guarantee that the I-neb device will become commercially available in a timely manner, if at all, or that it will gain market acceptance. The unavailability of the I-neb device may cause patients to use other drugs which may impact negatively our sales and harm our business.

Market acceptance of Ventavis also may be impaired by any problems that affect the performance of the inhalation device or devices used to deliver Ventavis. Inadequate quality assurance, quality control or failure to adhere to manufacturing standards by the device manufacturers could discourage patients or physicians from adopting Ventavis as a therapy. The performance capabilities of the I-neb device and the reliability of Profile’s quality assurances and controls in its I-neb manufacturing process are untested in the market.

Side effects also could negatively affect market acceptance of Ventavis. Side effects of Ventavis observed during clinical trials included fainting, shortness of breath, fatigue, chest pain, nausea and headaches. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may reduce efficacy of the treatment and, in turn, have a material adverse effect on our sales of Ventavis.

Any or all of these factors could limit market acceptance of Ventavis and significantly harm our business.

The Prodose device is the only commercially available device approved for use with Ventavis, and any interruption in the supply or problems that adversely affect it or the I-neb device, once commercially introduced, could seriously harm our business or result in our inability to sell Ventavis.

Profile is the sole supplier of the Prodose device and the I-neb device. Although the I-neb device has been granted FDA approval and 510(k) clearance, it is not yet commercially available. If Profile fails to commercially launch the I-neb device or delays its introduction, our market opportunity will be harmed. In addition, if for any reason Profile fails to supply to specialty pharmacy companies an adequate number of inhalation devices to meet patient demand, our business would be significantly harmed. If inhalation devices approved for use with Ventavis became unavailable, we could not secure inhalation devices from a third party on a timely basis and would therefore be unable to sell Ventavis.

Inhalation devices are inherently mechanical, and, as a result, any individual device can fail from time to time. If failures were to occur on a widespread basis, we cannot be certain that such issues could be resolved in a timely and cost- effective manner. If it is determined that a device could potentially cause harm to patients, distribution of the device could be suspended or recalled, which could have a material adverse impact on our business.

If we decide to seek an alternate supplier of inhalation devices, we will need to identify and contract with that new supplier to demonstrate comparability with this new device and to obtain FDA approval for the use of the new device with Ventavis. The FDA process requires the clearance of a 510(k) application for the device and the approval of an sNDA for the use of the device with Ventavis. Seeking FDA clearance and approval of any device is costly and time-consuming, with no assurance that the FDA will grant clearance or approval.

Profile manufactures the Prodose and I-neb devices outside of the United States and is subject to the quality system regulation requirements of the FDA and other manufacturing standards and regulatory requirements imposed by the FDA and foreign authorities. We have no control over Profile’s manufacturing process. Failure by Profile to maintain required manufacturing standards or to implement proper quality assurance and quality control could result in serious patient injury, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Profile also could encounter difficulties involving production yields as well as shortages of qualified personnel. In addition, Profile is subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and may fail to meet these agencies’ acceptable standards of compliance.

We have no manufacturing capabilities and rely on Schering AG for the clinical and commercial production of Ventavis, which puts at risk our ability to obtain Ventavis for distribution and continued development.

We do not currently operate manufacturing facilities for clinical or commercial production of Ventavis. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture Ventavis on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of Ventavis for clinical trials or commercial purposes in the foreseeable future.

We rely on Schering AG as our sole supplier for the clinical and commercial production of Ventavis. Schering AG may not perform as agreed or may not continue producing Ventavis. In the event of a natural disaster, failure to continue to meet FDA regulatory requirements, business failure, strike or other difficulty, the production and supply of Ventavis would be interrupted, resulting in delays and additional costs. Our supply of Ventavis is subject to additional risks of interruption because it is manufactured outside of the United States. Schering AG manufacturers the iloprost drug substance for Ventavis in Germany and then transports it to Spain where the final drug product is finished and packaged. We must maintain clearance from the appropriate foreign health authorities to export Ventavis to the United States. We may face difficulties in importing Ventavis into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

Schering AG also may fail to maintain required FDA manufacturing standards, including the FDA’s current Good Manufacturing Practices, or cGMP. Any failure by Schering AG to maintain such standards could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Schering AG also could encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. In addition, Schering AG is subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and it may fail to meet these agencies’ acceptable standards of compliance.

Upon the occurrence of any of the aforementioned events, our ability to switch manufacturers would be very difficult and prolonged for a number of reasons, including:

•	the number of potential manufacturers is limited and we may not be able to negotiate agreements with alternative manufacturers on commercially reasonable terms or at all;

•	the proprietary manufacturing process is lengthy and complex; and

•	the FDA must approve any replacement facility prior to manufacturing, which requires new testing and compliance inspections.

Our agreement with Schering AG provides that we will purchase our Ventavis requirements exclusively from Schering AG. The process of manufacturing Ventavis is an extremely complex and lengthy process. If Schering AG ceases to manufacture Ventavis or is unable to provide us with supplies of Ventavis for any reason, we may experience significant interruption or failure of our supply of Ventavis or in further clinical development of the product as we develop internal manufacturing capabilities or seek a third-party manufacturer.

Our product sales may depend on the health and personal preferences of patients.

As the health of a PAH patient declines, he or she may not be able to administer drugs using an inhalation device, such as the Prodose or I-neb devices, or may require 24-hour continuous treatment. Under such circumstances, the patient may opt for competitors’ products administered intravenously or subcutaneously. In addition, PAH is often a fatal disease and the discontinuance rate of use of Ventavis may be affected by the seriousness of the illness. Furthermore, patients who use Ventavis may choose to take fewer than the recommended number of doses. All of the above factors may have the effect of weakening our sales and harming our business.

Identifying and licensing or acquiring other products or product candidates and obtaining FDA approval for their commercialization may put a strain on our operations, will likely require us to seek additional financing, and we ultimately may not be able to expand our business with new product sales.

One of our key strategies is to license or acquire products or product candidates and develop them for commercialization. We have no internal discovery capabilities and rely on our ability to license or acquire any additional products or product candidates to expand our pipeline. We have no present agreement regarding any future material product licenses or acquisitions. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors have greater resources than us. If we are successful in this strategy, the process of integrating an additional product or product candidate into our business may put a strain on our operations, including diversion of personnel, financial resources and management’s attention. In addition, any such license or acquisition would increase our operating costs and likely will require us to seek additional financing. If we are not successful in identifying and licensing or acquiring other products or product candidates, we will be unable to increase our revenues with sales from new products.

We may be required to conduct preclinical and clinical studies for any product or product candidates that we may license or acquire. Significant delays in clinical development could materially increase our product development costs or allow our competitors to bring products to market before we do, impairing our ability to successfully commercialize any such products or product candidates.

Future licenses or acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. They could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results.

Our sales could be harmed by imports from countries where Ventavis may be available at a lower price.

Rights to market Ventavis in Canada are held by Berlex Laboratories, a subsidiary of Schering AG. Berlex Laboratories filed for marketing approval with Health Canada, which is reviewing the application and which could grant approval as early as this calendar year. In the United States, prices for pharmaceuticals are generally higher than in other countries, including the bordering nations of Mexico and Canada, which may maintain government price controls. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of regulatory harmonization, common market or other trade initiatives and the Internet. The volume of illegal imports into the United States continues to rise as foreign pharmacies target American purchasers and American purchasers become more aware of less expensive illegal imports. In addition, political forces may result in U.S. legislative or executive action that would legalize lower priced imports. Our sales of Ventavis in the United States may be reduced if products are imported into the United States from lower price markets, whether legally or illegally. Any decrease in our sales could have a material adverse impact on our business.

The loss of our rights to market and sell Ventavis would eliminate our only source of product sales and we may not be able to continue our business.

We have licensed from Schering AG the exclusive U.S. rights to develop and commercialize Ventavis for the treatment of pulmonary hypertension. Schering AG has the right to terminate our license if we materially breach our obligations under the agreement and fail to cure any such breach within a specified period of time, including if we fail to use our best efforts to commercialize Ventavis in the United States or make payments required under the agreement, or if we become insolvent. Our ability to meet these obligations is dependent upon numerous factors, including some factors that are outside of our control. If our agreement with Schering AG were terminated, we would have no further rights to develop and commercialize Ventavis for any indication. Ventavis is our only product, and our only source of product sales. The termination of the Schering AG agreement would eliminate our product sales and we may not be able to continue our business.

Unsuccessful or delayed regulatory approvals required to expand the commercial potential of Ventavis could increase our future development costs or impair our future sales.

To expand the commercial potential of Ventavis, we are conducting and planning to conduct additional preclinical studies and clinical trials. This process is expensive and can require a significant amount of time. Failure can occur at any stage of testing, even if the results are favorable. Our failure to adequately demonstrate safety and efficacy in clinical trials will prevent regulatory approval and restrict our ability to commercialize Ventavis for additional indications or in combination with other PAH therapies. Any such failure may severely harm our business. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval, or contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

We are subject to extensive government regulation that may impair sales of Ventavis.

The FDA and foreign regulatory authorities impose significant restrictions on the indicated uses and marketing of pharmaceutical products, including Ventavis; subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections; require ongoing adverse event and other reporting; and may impose ongoing requirements for post-approval studies. The FDA closely regulates the labeling, marketing and promotion of approved drugs. FDA rules for pharmaceutical promotion require that we only promote Ventavis for uses that have been approved by the FDA, and that all of our promotional materials be adequately substantiated and that information presented contain a fair and balanced description of the risks and benefits of Ventavis, the safety of Ventavis and the limitations on its use. For example, while our label includes information regarding the tolerability and dosing of Ventavis in combination with bosentan, we are not permitted to promote Ventavis as a combination therapy with bosentan or any other drug. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

In addition to FDA requirements, regulatory and law enforcement agencies such as the Department of Health and Human Services’ Office of Inspector General and the U.S. Department of Justice monitor and investigate pharmaceutical sales, marketing and other practices. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, and similar state laws. In recent years, actions by companies’ sales forces and marketing departments have been scrutinized intensely to ensure, among other things, that actions by such groups do not qualify as “kickbacks” to healthcare professionals. A “kickback” refers to the provision of any item of value to a healthcare professional or other person in exchange for purchasing, recommending or referring an individual for an item or service reimbursable by a federal healthcare program. These kickbacks increase the expenses of the federal healthcare program and may result in civil penalties, criminal prosecutions and exclusion from participation in government programs, any of which would adversely affect our financial condition and business operations. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our business and financial condition. Comparable laws also exist at the state level.

We must also obtain additional approvals for product manufacturing and labeling changes. Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, marketing, promotion, record keeping, reporting, sale and distribution, import, export and the distribution of samples of pharmaceutical products, and electronic records and electronic signatures. We are also subject to government regulation with respect to the prices we charge and the rebates we offer or pay to customers, including rebates paid to certain governmental entities. These legal and regulatory requirements are enforced by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments and their respective foreign equivalents. Government regulation substantially increases the cost of developing, manufacturing and selling pharmaceutical products.

We have developed and instituted a corporate compliance program based on what we believe are current best practices, and we continue to update the program in response to newly implemented or changing regulatory requirements. We have significantly fewer employees than many other companies in our industry, and we rely heavily on third parties to conduct many important functions, but cannot control the compliance activities of these third parties. Further, we cannot ensure that we are or will be in compliance with all potentially applicable regulations, or that this program will protect us from future lawsuits or investigations.

If we fail to comply with any applicable regulatory requirements, a regulatory agency may:

•	initiate costly and burdensome investigations;

•	generate adverse publicity for us;

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or revoke our regulatory approval of Ventavis;

•	suspend or terminate any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us, or accept filings for new applications or supplements;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities;

•	bar us from obtaining governmental contracts or otherwise exclude us from participation in government healthcare programs; or

•	seize or detain products or require a product recall.

Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. Products made available to authorized users of the Federal Supply Schedule of the General Services Administration are subject to additional laws and requirements. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Depending on the circumstances, failure to meet these requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports with the state on sales, marketing, pricing and other activities. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. This compliance program must include policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, as well as a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California. The policies must be posted on the company’s public web site along with an annual declaration of compliance.

Vermont, Maine, Minnesota, New Mexico and West Virginia have also enacted statutes of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities, as well as restrictions upon the types of gifts that may be provided to healthcare practitioners. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We are in the process of identifying the universe of state laws applicable to pharmaceutical companies and are taking steps to ensure that we come into compliance with all such laws. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could harm our business.

If our clinical trials generate data that are less favorable than historical data or are viewed as unsuccessful, or if our clinical trials experience significant delays or adverse events, our business could be harmed significantly.

We conduct clinical trials with respect to Ventavis. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or maintain enrollment of enough patients to complete our clinical trials. For example, we have experienced slower-than-expected enrollment in our ACTIVE Trial. Therefore, we have modified the enrollment criteria of this trial and submitted an amended protocol to the FDA. However, even after this amendment, we may continue to experience slow patient enrollment. In the fourth quarter of

2005, we plan to evaluate enrollment and consider whether to continue this trial. In addition, competitors are conducting clinical trials that compete for the same PAH patients. Even if we are able to enroll a sufficient number of patients, adverse events in our current or future clinical trials could interrupt, delay or halt our clinical trials and could result in unfavorable regulatory actions, including denial for Ventavis to be marketed for new indications or otherwise outside of our current label. Furthermore, our clinical trials, including trials for any future formulation of iloprost, the active ingredient in Ventavis, may not produce positive results or adequate clinical data necessary to obtain the desired marketing approval. Our product development costs will also increase if we experience delays or failures in our clinical trials, and significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

Furthermore, any future product candidate, including an extended-release formulation of iloprost, the active ingredient in Ventavis, or Ventavis used in combination therapy or for additional indications, may prove to be ineffective or only moderately effective in treating a targeted indication or when used in combination therapy, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining the desired regulatory approval, prevent or limit an intended commercial use, or raise concerns regarding the safety or efficacy of Ventavis for its current approved uses, any of which could have a material adverse effect on our business. The FDA and other regulatory authorities may not approve any future product that we may develop or approve Ventavis for any additional indications or combination therapy.

Even if our product or any future product candidate meets safety and efficacy endpoints in clinical trials, regulatory authorities may not approve our request for labeling claims, or we may face post-approval problems that require withdrawal from the market.

Any of our future product candidates, including any extended-release formulation of iloprost, the active ingredient in Ventavis, may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies may approve a product candidate for fewer conditions than requested or raise concerns regarding the safety or efficacy of Ventavis for its current approved use, may grant approval subject to the performance of post-marketing studies, or may not approve the labeling claims that are necessary or desirable for the successful commercialization of Ventavis or any future product candidates. Even after regulatory approval, our product or future product candidates may later exhibit adverse effects that limit or even prevent their widespread use or that force us to withdraw from the market. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We are, and potentially may be, subject to new federal and state requirements to submit information on our open and completed clinical trials to public registries and databases.

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America, or PhRMA, has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation was introduced in fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of study results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.

If product liability lawsuits are asserted against us, we may be required to limit commercialization of Ventavis, may incur substantial liabilities, and may suffer damages that exceed our insurance coverage.

We face product liability exposure related to the marketing and distribution of Ventavis and Ventavis’ clinical testing. We also face such exposure related to inhalation devices used to administer Ventavis, even though we do not manufacture those devices. If we cannot defend ourselves against product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	diversion of our management’s attention;

•	substantial monetary awards to patients and others;

•	loss of sales; and

•	the inability to commercialize our products and product candidates.

We have product liability insurance that covers the sale of our commercial product and our clinical trials in amounts that we believe are adequate and appropriate for similarly situated companies in our industry. We monitor the levels of our coverage and adjust them periodically. However, we may not have adequate protection against potential liabilities. In addition, insurance coverage is becoming increasingly expensive. We may not be able to maintain existing insurance coverage at a reasonable cost and we may not be able to obtain additional insurance coverage that will be adequate to satisfy any potential liability that may arise.

Third parties may own or control patents or patent applications that we may be required to license to continue commercializing Ventavis or that could result in litigation that would be costly and time-consuming.

Our continued commercialization of Ventavis depends upon our ability to develop, manufacture, market and sell Ventavis without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third-party patents, which would likely require the payment of license fees or royalties or both. For example, we are aware of a use patent that we may seek to license that covers the combination of Ventavis and phosphodiesterase inhibitors. We may also be unaware of existing patents that may be infringed by Ventavis. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by Ventavis. Moreover, a license may not be available to us on commercially reasonable terms, or at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we infringe on its technology, our business and results of operations could be harmed by a number of factors, including:

•	infringement and other intellectual property claims, even if without merit, are expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	monetary damage awards for past infringement can be substantial;

•	a court may prohibit us from selling Ventavis unless the patent holder chooses to license the patent to us; and

•	if a license is available from a patent holder, we may have to pay substantial royalties.

We may be forced to bring an infringement action if we believe that a competitor is infringing our protected intellectual property. Any such litigation will be costly and time-consuming and will divert management’s attention, and the outcome of any such litigation may not be favorable to us.

Our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our intellectual property to develop competing products. Our patents, including our licensed patents relating to the use and manufacture of iloprost, may not be sufficient to prevent others from competing with us. The composition of matter patent covering iloprost expired in September 2004 and the U.S. process patents covering the manufacture of Ventavis will expire in 2007 and 2010. Therefore, we may no longer depend on this composition of matter patent and in the future will not be able to rely on these process patents to exclude competitors from developing iloprost for the treatment of PAH. Further, while Schering AG may have trade secrets relating to the manufacture of Ventavis, such trade secrets may become known or independently discovered or competitors may develop alternative ways to manufacture the drug. All of these factors may harm our competitive position. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, any of which could limit our ability to stop competitors from marketing related products or limit the term of patent protection that we otherwise may have.

If we fail to obtain additional financing, we may be unable to fund our operations and continue to commercialize Ventavis.

We expect that our operating expenses will increase for the next several years, and that we will continue to spend substantial amounts to commercialize Ventavis; invest in its development to, among other things, expand its potential for additional indications and for use in combination with other FDA-approved products, develop an extended-release formulation of iloprost, the active ingredient in Ventavis, and decrease its inhalation time; and license or acquire other products or product candidates. We estimate that our existing cash and cash equivalents and securities available-for-sale, including the cash raised in our follow-on offering of common stock in October 2005, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 18 months. However, our forecast of the period of time through which our cash and cash equivalents and securities available-for-sale will last could vary materially, particularly if we license or acquire additional products or product candidates.

We cannot accurately predict the amount of sales we will generate from Ventavis. Until we can generate sufficient product sales, we expect to finance future cash needs through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience dilution. Any debt financing may involve granting a security interest in all or a portion of our assets or restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of Ventavis or one or more product candidates.

If we fail to attract and retain management and other personnel, we may be unable to successfully acquire or license additional products or product candidates, or continue our development and commercialization activities.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The loss of services of one or more of our members of senior management could jeopardize, delay or interrupt our efforts to acquire or license additional products or product candidates, successfully complete clinical trials, or further develop and commercialize Ventavis. We do not currently carry “key person” insurance on the lives of members of senior management.

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

We are a small company that significantly increased our number of employees in 2005, from 39 full-time employees as of December 31, 2004 to 77 full-time employees as of September 30, 2005. In order to execute our business strategy, we will need to continue to increase our operations, including further expanding our employee base of managerial, sales and marketing, clinical and operational personnel. Recent growth has imposed significant added responsibilities on members of management, as will future growth, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to further develop and commercialize Ventavis, and our ability to license or acquire any future products or product candidates and to develop and commercialize them, and to compete effectively will depend, in part, on our ability to manage growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	attract new personnel and retain newly hired personnel necessary to effectively commercialize Ventavis or any products or product candidates we license or acquire;

•	integrate additional personnel;

•	further develop our administrative, accounting and management information systems and controls; and

•	hire, train and retain additional qualified personnel.

We are exposed to fluctuations in foreign currency exchange rates, particularly the euro, and foreign economic market conditions.

We purchase Ventavis from Schering AG under a supply contract whose price and payment terms are denominated in euros. In addition, the price of Ventavis in our supply contract is subject to annual adjustment in order to keep pace with inflation or deflation in accordance with the change of the consumer price index for Germany by the German Federal Statistical Office. As a result, a relative weakening of the U.S. dollar against the euro may result in increased inventory costs and expenses. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. However, no such currency hedging strategy would fully protect against exchange-related losses.

Our orphan drug exclusivity for Ventavis may not provide us with a competitive advantage.

Our orphan drug exclusivity for Ventavis for the treatment of PAH is an important element of our competitive strategy because Schering AG’s composition of matter patent for Ventavis expired in September 2004. Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years from approval, or for Ventavis, through December 2011. However, the FDA may permit other companies to market a form of iloprost, the active ingredient in Ventavis, to treat PAH if any such product demonstrates clinical superiority, or if we are unable to provide sufficient drug supply to meet medical needs. More than one product may be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. Any of these FDA actions could create a more competitive market for us. Our orphan drug exclusivity for Ventavis does not apply to drugs to treat PAH that do not contain iloprost, or to drugs containing iloprost that seek approval for uses other than PAH. Our orphan drug exclusivity may thus not ultimately provide us a true competitive advantage, and our business could suffer as a result.

Competitors could develop and gain FDA approval of inhaled iloprost for a different indication, which could adversely affect our competitive position.

Inhaled iloprost manufactured by other parties may be approved for different indications in the United States in the future. For example, although we have an exclusive license from Schering AG to commercialize Ventavis in the United States to treat pulmonary hypertension, Schering AG could sell, or license to other companies the right to sell, Ventavis in the United States for other indications. In the event there are other inhaled iloprost products approved by the FDA to treat indications other than those covered by Ventavis, physicians may elect to prescribe a competitor’s inhaled iloprost to treat PAH. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine or the practice of pharmacy. As a result, the FDA cannot direct physicians as to which inhaled iloprost to prescribe to their patients and physicians could prescribe and pharmacists could dispense another iloprost product for PAH even if it were not approved for PAH. Third-party payors could also develop formulary and other reimbursement policies intended to prompt use of another iloprost product instead of Ventavis whether or not that other product were approved by FDA for PAH. We would have limited ability to prevent off-label use of a competitor’s inhaled iloprost to treat PAH.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of Sarbanes-Oxley, we will be required, beginning with our year ending December 31, 2005, to include in our Annual Report on Form 10-K, management’s assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. We have prepared and are implementing a plan of action to assess the effectiveness of our internal control. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Operating as a public company increases our administrative costs.

As a public company, we incur significant legal, accounting and other expenses. In addition, Sarbanes-Oxley, as well as new rules subsequently implemented by the SEC and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. These new rules, regulations, and listing requirements have increased our legal and financial compliance costs, and made some activities more time-consuming and costly. For example, we have implemented changes in the structure of our board of directors and its responsibilities, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, FASB issued SFAS No. 123(R). SFAS No. 123(R) requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. In April 2005, the SEC adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123(R) until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, we currently anticipate adopting SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits us to adopt its requirements using one of two methods. We have not yet completed our evaluation of the adoption methods permitted by SFAS 123(R) and, as such, have not determined which method we will adopt. Under either method, we expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations for 2006 and subsequent periods.

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

If a company that competes with Ventavis attempts to acquire us, Schering AG’s right of first negotiation could prevent or delay a change of control.

If we intend to pursue a transaction where we would be acquired by or otherwise merge with a pharmaceutical company that sells a pulmonary hypertension drug that is directly competitive with Ventavis, Schering AG has a right of first negotiation to acquire our company subject to the terms set forth in our agreement. This may discourage other companies from seeking to acquire us.

Risks Related to Our Stock

Our stock price has been and will likely continue to be extremely volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and will likely continue to be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this report on Form 10-Q, may also have a significant impact on the market price of our common stock:

•	announcements concerning product development programs or results of future clinical trials by us or our competitors;

•	regulatory developments and related announcements, including announcements by the FDA and foreign regulatory authorities;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	actual or anticipated fluctuations in our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by our executive officers, directors or venture capital investors;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	litigation or government inquiries, whether or not meritorious; and

•	economic and political factors, including wars, terrorism and political unrest.

Future sales of currently restricted shares could cause the market price of our common stock to drop significantly, even if our business is doing well.

In connection with our follow-on stock offering that closed in October 2005, our executive officers, directors and certain of our stockholders agreed not to sell any common stock beneficially owned by them, which as of September 30, 2005 represented an aggregate of 8,706,558 shares of our common stock and options to purchase 1,215,517 shares of our common stock, through at least January 4, 2006 (which is 90 days after the date of the final prospectus related to the offering) and are subject to lock-up agreements with CIBC World Markets Corp. and UBS Securities LLC. As these resale restrictions lapse, sales of a substantial number of these shares in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Exercise of stock options or any warrants that may be issued by us will cause dilution in net tangible book value.

Our stockholders will experience dilution in net tangible book value upon the exercise of options or warrants granted by us. To the extent we raise additional capital by issuing equity securities, our stockholders may experience additional substantial dilution.

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

As of September 30, 2005, our executive officers, directors, holders of more than 5.0% of our common stock, and their affiliates beneficially owned in the aggregate 47.9% of our common stock. After completion of our follow-on offering of common stock in October 2005, our executive officers, directors, holders of more than 5.0% of our common stock, and their affiliates beneficially own in the aggregate approximately 38.1% of our common stock. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. The primary objective of our investment activities is to preserve principal while maximizing the income from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We purchase our inventory in euros, and therefore our inventory purchases are subject to fluctuations in euro to U.S. dollar exchange rates. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as of September 30, 2005 provided reasonable assurance of effectiveness that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation related to claims arising from our ordinary course of business activities. We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company made no sales of unregistered equity securities during the quarter for which this report is filed.

(b) Not applicable.

(c) There were no repurchases made by the Company during the quarter for which this report is filed.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoTherix, Inc.

By:	/s/ CHRISTINE E. GRAY-SMITH
Christine E. Gray-Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2005