Form 10-K
period 2005-12-31
COTHERIX INC
filed 2006-03-14
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period From to

Commission File Number: 000-50794

CoTherix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3513144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Shoreline Court, Suite 101 South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

Registrant’s telephone number, including area code: (650) 808-6500

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2005) was approximately $137,088,000. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2006, there were 28,581,485 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference in Items 11, 12, 13 and 14 of Part III of this Form 10-K.

COTHERIX, INC.

2005 Form 10-K Annual Report

Special Note Regarding Forward-looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements regarding our expectations, beliefs, hopes, intentions, plans, goals, aims or strategies. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Forward-looking statements generally include those statements written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” or other similar words. Forward-looking statements in this Annual Report on Form 10-K include but are not limited to those with respect to the following:

•	Our expectations regarding initiatives relating to Ventavis®, including for example the potential for more rapid delivery of Ventavis using a reprogrammed I-neb™ device; a clinical trial using Ventavis in combination with sildenafil; development of a next-generation formulation of iloprost that could require fewer treatments per day and shorter treatment times; and enrollment in our clinical disease registry.

•	Our belief that we can leverage our sales and marketing organization to attract, obtain reimbursement for, and commercialize other products or product candidates.

•	Our expectation regarding the growth of pulmonary arterial hypertension (PAH) patients under treatment in the future.

•	Our belief that Ventavis could become the first prostacyclin therapy for most PAH patients because it is non-invasive and avoids many of the disadvantages associated with other prostacyclin treatments.

•	Our belief that the commercial potential of Ventavis may be enhanced by market acceptance of endothelin receptor antagonists (ETRAs), phosphodiesterase inhibitors (PDE-5 inhibitors) and other combination therapies.

•	Our belief that the I-neb device will increase market adoption of Ventavis.

•	Our estimate regarding the number of idiopathic pulmonary fibrosis (IPF) patients who have pulmonary hypertension and who we may be able to treat with Ventavis.

•	Our expectation that our net product sales will increase over the next several years as we continue to market and sell Ventavis.

•	Our expectation that we will exceed $25 million in annual net sales in 2006.

•	Our expectation that our existing cash and cash equivalents, and securities available-for-sale will be sufficient to fund our operations for the foreseeable future.

Forward-looking statements are not guarantees of future performance or events. Our actual results or events could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1, the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this report are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement after the date of this report as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

CoTherix is a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling Ventavis® (iloprost) Inhalation Solution in March 2005. The Food and Drug Administration, or FDA, approved Ventavis on December 29, 2004 for the treatment of pulmonary arterial hypertension, or PAH (World Health Organization, or WHO, Group I), for patients with New York Heart Association, or NYHA, Class III or IV symptoms. PAH is a chronic, progressive and often fatal disease characterized by severe constriction of the blood vessels in the lungs that leads to very high pulmonary arterial pressure. In October 2003, we licensed the exclusive U.S. rights to Ventavis for the treatment of pulmonary hypertension from Schering AG, which currently markets Ventavis in 12 European Union countries (including France, Germany and the United Kingdom), Argentina, Australia, the Republic of Korea and Norway. We have orphan drug exclusivity in the United States for the use of Ventavis in treating PAH through December 2011.

Ventavis is an inhaled formulation of iloprost, a synthetic compound structurally similar to prostacyclins, which are naturally occurring molecules that cause the blood vessels to dilate. Ventavis is delivered to patients using an inhalation device. We believe Ventavis offers a number of advantages over other prostacyclin therapies for PAH, which are continuously delivered subcutaneously and intravenously. We believe these advantages include ease of administration and minimized invasiveness.

We are conducting the following development activities to expand the commercial potential of Ventavis:

•	Combination therapy with bosentan—the STEP Trial. We have completed our Phase II trial assessing combination therapy of Ventavis with Tracleer® (bosentan), an approved oral treatment for PAH, which we call the STEP Trial, and are currently analyzing the trial’s long-term data. In August 2005, based on the 12-week double-blind phase of the STEP Trial, the FDA approved a modification of the Ventavis label to include information regarding the tolerability and dosing of Ventavis in combination with bosentan. Data from the 12-week double-blind phase of the trial suggesting that the combination provides clinical benefit in patients with PAH were presented at the American College of Chest Physicians, or ACCP, conference in October 2005.

•	Evaluation in patients with pulmonary hypertension associated with IPF—the ACTIVE Trial. We initiated a Phase II clinical trial, known as the ACTIVE Trial, in June 2005 to evaluate the effectiveness of Ventavis in the treatment of patients with pulmonary hypertension associated with idiopathic pulmonary fibrosis, or IPF. IPF is a progressive and potentially fatal disease that results in fibrosis, or scarring, of the lungs. We believe that Ventavis could be an effective therapy for pulmonary hypertension in some of these patients. Due to slower-than-expected enrollment, we modified the enrollment criteria of this trial and are evaluating enrollment rates.

•	Combination therapy with sildenafil—the VISION Trial. In March 2006, we began a Phase III clinical trial to evaluate the safety and efficacy of adding Ventavis as a treatment for PAH patients already receiving sildenafil, an approved oral treatment for PAH. In this trial, patients on an established sildenafil regimen are randomized in a blinded fashion into one of three arms, Ventavis at six doses per day, Ventavis at four doses per day, or a placebo.

•

REVEAL Registry. In the first half of 2006, we plan to begin enrollment in our clinical disease registry, the REVEAL Registry™ (Registry to EValuate Early And Long-term PAH disease management), a longitudinal, open-label national disease registry that will retrospectively and prospectively collect observational data to track and study the natural history and medical management of U.S. patients with PAH (WHO Group I).

•	Reducing delivery time of Ventavis. In the third quarter of 2006, we plan to initiate a clinical trial to evaluate the potential to deliver Ventavis more rapidly into the lungs using a reprogrammed I-neb™ device. If successful, we believe the delivery time of Ventavis could be reduced from the current 8 to 10 minutes per dose to approximately 4 to 5 minutes per dose.

•	Next-generation formulations. We are working with Quadrant Drug Delivery Limited, now a part of Innovata plc, or Innovata, to develop an extended-release dry powder formulation of iloprost, the active ingredient in Ventavis, that could require fewer treatments per day and shorter treatment times. We have also initiated preclinical development for a rapid-release dry powder formulation of Ventavis that could require shorter treatment times.

We were incorporated in Delaware in February 2000 as Exhale Therapeutics, Inc. and changed our name to CoTherix, Inc. in October 2003. Our principal executive offices are located at 5000 Shoreline Court, Suite 101, South San Francisco, CA 94080 and our telephone number is (650) 808-6500. Our internet address is www.cotherix.com. Our investor relations website is located at http://ir.cotherix.com. We make available, free of charge on our investor relations website under “SEC Filings,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. The information found on our website is not part of this or any report that we file with or furnish to the SEC. References in this Annual Report on Form 10-K to “CoTherix,” “we,” “us” and “our” refer to CoTherix, Inc.

The name “CoTherix,” the CoTherix logo and “REVEAL Registry” are our trademarks, and we have applied to register them with the U.S. Patent and Trademark Office. We have an exclusive license in the United States with Schering AG, Germany to the “Ventavis” name, which is its registered trademark. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. All references in this Annual Report on Form 10-K to “Schering AG” refer to Schering AG, Germany.

Business Strategy

We intend to be a leading provider of therapeutic products for cardiopulmonary and other chronic diseases. The key elements of our strategy are to:

•	Maximize the commercial potential of Ventavis. We intend to maximize the commercial potential of Ventavis through further clinical development and by improving the administration of Ventavis so it is more convenient for patients.

•	License or acquire products and product candidates. We intend to continue to identify and license or acquire products or product candidates with a focus on cardiopulmonary and other chronic diseases. We have experience in identifying and evaluating strategic opportunities in multiple disease areas. In addition, we have substantial regulatory and clinical development experience. Furthermore, we believe we can leverage our sales and marketing organization to attract, obtain reimbursement for, and commercialize other products and product candidates. We are focused on products or product candidates that are both developmentally and commercially efficient.

•	Establish strategic collaborations. We plan to continue to complement our internal capabilities by selectively forming collaborations to enhance our ability to develop and commercialize products.

Ventavis

Ventavis is an inhaled prostacyclin analogue for the treatment of PAH that is delivered using an inhalation device. Other prostacyclins for PAH are difficult to administer because they require continuous delivery through subcutaneous or intravenous routes and may involve complications associated with chronic indwelling catheters. Ventavis targets the pulmonary vessels directly through inhalation into the lungs, potentially reducing many of the side effects associated with subcutaneous or intravenous delivery. Ventavis is non-invasive, unlike other marketed prostacyclin therapies.

In September 2003, the public health regulatory body for the European Union, the European Agency for the Evaluation of Medicinal Products, or EMEA, approved Ventavis for the treatment of primary pulmonary hypertension. Schering AG developed Ventavis in Europe and currently markets the product in 12 European Union countries (including France, Germany and the United Kingdom), Argentina, Australia, the Republic of Korea and Norway. In addition to the 16 countries in which Schering AG markets Ventavis, Schering AG has regulatory approvals to market Ventavis in 28 additional countries. In October 2003, we licensed the exclusive U.S. rights to Ventavis for pulmonary hypertension from Schering AG.

The FDA approved Ventavis on December 29, 2004 for the treatment of PAH (WHO Group I) for patients with NYHA Class III or IV symptoms. We began selling Ventavis for PAH in March 2005 and we have orphan drug exclusivity for the use of Ventavis in treating PAH through December 2011.

Ventavis is delivered using the Prodose™ and I-neb inhalation devices manufactured by Profile Drug Delivery, Ltd., a wholly-owned subsidiary of Respironics, Inc., or Respironics. Respironics’ HaloLite inhalation device, which used Adaptive Aerosol Delivery®, or AAD, technology, was used in the Phase III trial of Ventavis conducted by Schering AG. Respironics subsequently ceased manufacture of the HaloLite® device and replaced it with its second generation AAD device, the Prodose inhalation device. The Prodose device received 510(k) clearance from the FDA and our FDA approval was based, in part, on data submitted by us showing that the Prodose device delivers a comparable dose to the HaloLite device. The I-neb device, Respironics’ third generation AAD device, which is intended to replace the Prodose device, was launched in December 2005. Respironics has granted us an exclusive U.S. license to distribute the Prodose and I-neb devices with Ventavis and any other formulation of iloprost for the treatment of PAH. We exercised an option in the last quarter of 2005 to expand this exclusivity to include these as well as certain future devices for distribution with all prostacyclins for the treatment of pulmonary hypertension. This option is renewable on an annual basis during the term of our agreement with Respironics and we already exercised the option for 2006.

Ventavis for Pulmonary Arterial Hypertension

Market Opportunity

PAH is a chronic, progressive and often fatal disease, characterized by severe constriction of the blood vessels in the lungs, leading to very high pulmonary arterial pressure. This condition makes it difficult for the heart to pump blood through the lungs to be oxygenated. The strain on the heart caused by high blood pressure in the lungs can result in heart failure. PAH is a highly debilitating disease and symptoms include fainting, shortness of breath, fatigue, cough, dizziness, chest pain, heart palpitations and swelling in the ankles or abdomen.

PAH encompasses primary pulmonary hypertension, which occurs with no known cause, and secondary pulmonary hypertension, which is associated with diseases like scleroderma (an autoimmune disease of the connective tissue), cirrhosis of the liver, congenital heart defects and HIV infection, or results from certain diet drugs such as “fen-phen.” The WHO revised its disease classifications for pulmonary hypertension based on the mechanism of disease. Under this revised nomenclature, WHO Group I pulmonary arterial hypertension comprises primary and secondary pulmonary arterial hypertension.

The severity of PAH is typically classified using a system established by the NYHA that assesses a patient’s degree of functional limitation based on activities of daily living. This system is divided into Classes I through IV, with Class IV being the most severe. Class I patients experience no limitation of physical activity and exhibit no symptoms, while Class IV patients experience symptoms of insufficient cardiac function at rest and are unable to carry out any physical activity without discomfort. The WHO uses a comparable classification system of functional disability. Physicians use these functional classification systems to track patients’ disease progression and responses to therapies.

In addition to the NYHA classification system, the six-minute walk test, which measures the distance a patient can walk in six minutes, is widely used in medical practice and in clinical trials concerning pulmonary hypertension. The distance walked has been validated to correlate with the severity of PAH.

We estimate that PAH afflicts approximately 50,000 people in the United States. Because the symptoms of PAH resemble other diseases and historically treatment options have been limited, we believe only about 15,000 people are currently diagnosed and under various treatments, including prostacyclins, endothelin receptor antagonists, or ETRAs, and phosphodiesterase inhibitors, or PDE-5 inhibitors. The number of patients under treatment is expected to grow to 21,000 by the end of 2008 because of increased awareness of PAH among healthcare professionals and the introduction of new treatment options.

Other Therapies for PAH

Except for lung transplantation, a last-resort treatment option, there is no cure for PAH. Current therapies aim to alleviate symptoms of PAH by reducing blood pressure in the pulmonary arteries. Mild to moderate PAH is typically treated with a combination of drugs, including calcium channel blockers, diuretics, anticoagulants, ETRAs and PDE-5 inhibitors, although no combination therapy has been approved by the FDA to date. As a patient’s disease progresses, prostacyclins are often added to these drug combinations.

Prostacyclins. Prostacyclins are hormone-like substances produced in the walls of blood vessels that act as vasodilators, agents that cause blood vessels to dilate. In the United States, in addition to Ventavis, there are two prostacyclin-based products approved for the treatment of PAH: epoprostenol and treprostinil. Prostacyclins typically serve as front-line therapy for severe patients. We believe the cost of treatment with epoprostenol or treprostinil ranges between $30,000 and $250,000 per patient annually.

Epoprostenol, the first approved therapy for PAH, is continuously delivered by an infusion pump via a central intravenous catheter surgically implanted through the chest wall. Epoprostenol patients must prepare their doses each day by reconstituting a dry powder form of the drug with a sterile diluent, or liquid, and maintaining the solution at refrigerated temperatures to prevent degradation. In addition to the inconvenience associated with epoprostenol’s handling, patients are exposed to the risks associated with central intravenous lines, including pulmonary blood clot, stroke and infections. Also, interruption of the continuous delivery of drug due to pump or catheter failure may result in a sudden life-threatening increase in pulmonary arterial pressure known as rebound. Epoprostenol is marketed as Flolan® by GlaxoSmithKline plc, which recently announced it has licensed the U.S. rights to market and distribute Flolan to Myogen, Inc.

Treprostinil is approved for treatment of PAH, either by continuous infusion under the skin using a portable infusion pump, or for patients not able to tolerate a subcutaneous infusion, by continuous intravenous infusion. While treprostinil does not have the same handling requirements as epoprostenol, subcutaneous treprostinil has been shown to cause pain at the infusion pump site, with 85% of patients in its Phase III trial reporting pain and 32% requiring narcotics for pain management. Unlike epoprostenol, the intravenous formulation of treprostinil does not require refrigeration, nor do we believe it causes the pain associated with subcutaneously delivered treprostinil. United Therapeutics, which markets intravenous and subcutaneous treprostinil as Remodulin®, is developing oral and inhaled formulations of Remodulin. The oral formulation of Remodulin is in early stages of development. The inhaled formulation of Remodulin is currently being studied in a Phase II/III study. According to United Therapeutics, the inhaled formulation of trepostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. United Therapeutics presented data from an open label pilot study of inhaled treprostinil at the American Heart Association, or AHA, conference in November 2005. The Phase II/III study is currently enrolling patients and in March 2006 United Therapeutics indicated that the study is approximately half enrolled. United Therapeutics has not announced when it anticipates completion of enrollment in the study or when a submission is expected to be made to the FDA.

Endothelin Receptor Antagonists (ETRAs). Endothelin is a messenger hormone that is released by cells lining the inside of blood vessels in order to control blood flow. PAH patients have increased amounts of endothelin. ETRAs act by blocking the binding of endothelin to receptors on the vessel wall, causing dilation of blood vessels, known as vasodilation. Bosentan, which is marketed as Tracleer® by Actelion Ltd., or Actelion, is a twice-daily oral formulation approved for PAH. While effective, bosentan has a “black box” FDA label warning due to liver toxicity observed in 11% of the 658 patients treated in two clinical trials. Furthermore, this drug has demonstrated birth defects in preclinical studies and, therefore, is an inappropriate treatment for women who are pregnant or may become pregnant. Other ETRAs in development include Encysive Pharmaceuticals Inc.’s sitaxsentan (Thelin™), which is currently under New Drug Application, or NDA, review, and Myogen’s ambrisentan, which is currently in Phase III clinical trials. We believe Ventavis may complement ETRAs because prostacyclins and ETRAs work by different mechanisms of action, although such combination therapy has not been approved by the FDA. As a result, we believe that the commercial potential of Ventavis may be enhanced by market acceptance of ETRAs, and our STEP Trial data suggest clinical benefits in patients using a combination of Ventavis and bosentan therapies. The price of Tracleer (bosentan), which is the only currently marketed ETRA, is approximately $47,000 per patient annually.

Phosphodiesterase Inhibitors (PDE-5 Inhibitors). PDE-5 inhibitors suppress an enzyme that breaks down a natural vasodilator in the body. In the second half of 2005, Pfizer, Inc. commercially launched a PDE-5 inhibitor, Revatio™ (sildenafil), for the treatment of PAH. In addition, a clinical trial investigating the treatment of PAH with a long-acting PDE-5 inhibitor, tadalafil, marketed as Cialis® by Lilly ICOS LLC, is currently being conducted. Although Ventavis has not been adequately studied in controlled clinical trials or approved by the FDA for combination therapy, we believe Ventavis could potentially be used with PDE-5 inhibitors due to complementary mechanisms of action. As a result, we believe that the commercial potential of Ventavis may be enhanced by market acceptance of PDE-5 inhibitors as treatment for PAH, and are accordingly conducting our VISION Trial to evaluate the use of Ventavis in combination with sildenafil to treat PAH. The price of Revatio (sildenafil), which is the only PDE-5 inhibitor currently marketed for the treatment of PAH, is approximately $10,000 per patient annually.

The Ventavis Solution

On December 29, 2004, the FDA approved Ventavis for the treatment of PAH in patients with NYHA Class III or IV symptoms. We have orphan drug exclusivity for the use of Ventavis in treating PAH in the United States through December 2011. Ventavis is the only approved inhaled prostacyclin, therefore we believe that Ventavis could become the first prostacyclin therapy for most PAH patients because Ventavis is non-invasive and avoids many of the drawbacks associated with other prostacyclin treatments. Ventavis targets the pulmonary vessels directly through inhalation into the lungs, potentially reducing many of the side effects associated with subcutaneous or intravenous delivery. In particular, the use of Ventavis avoids the pain associated with subcutaneous treprostinil, the potential infections associated with the catheter used to deliver epoprostenol and intravenous treprostinil, and potentially life-threatening rebound episodes associated with sudden interruptions of epoprostenol delivery.

PAH is a progressive disease despite available therapies. We believe combination therapy is becoming more prevalent in the treatment of PAH because therapies that operate through different mechanisms of action may have potential additive benefits. We believe that Ventavis will be the prostacyclin of choice in combination with oral therapies for the treatment of PAH. Several investigator-sponsored studies of combination therapies including Ventavis in combination with bosentan and with sildenafil have produced data that suggest the safety of and potential clinical benefit provided by combination therapy. In order to assess the safety and efficacy of Ventavis in combination with bosentan, we conducted a clinical trial called the STEP Trial that indicated that the combination was tolerated and suggested the patients in the trial received an additional clinical benefit of the combination. The FDA approved new labeling for Ventavis based on data from the 12-week double-blind phase of the STEP Trial, which states that patients treated with bosentan tolerated the addition of Ventavis, and that the safety results from this trial were consistent with those seen for Ventavis-only therapy. In addition, we also have initiated the VISION Trial, a Phase III clinical trial of Ventavis in combination with sildenafil. Although combination therapy has not been approved by the FDA, we believe that the results of our STEP Trial and other combination therapy trials provide the opportunity to expand the commercial potential of Ventavis.

Our annual Ventavis sales per patient depend on the number of doses the patient takes per day. The FDA-approved label specifies six to nine doses per day. Currently available information indicates that the average number of daily doses per patient is approximately six. The price we currently charge to specialty pharmacy distributors is $29.35 per ampule, which provides a single dose. This price is subject to change.

Ventavis Clinical Development

Schering AG filed for marketing approval with the EMEA in 2001 based on a data set that included a Phase III trial, a Phase II trial and a Phase I device comparison trial of inhaled Ventavis using three different devices. In these clinical trials, Ventavis was administered between six and nine times per day, with an average inhalation time of ten minutes for each administration. Typically, patients did not use the drug during sleeping hours. Ventavis was approved for marketing in Europe in September 2003 and was subsequently launched in Germany and various other European countries. Ventavis is also approved and commercialized in Australia.

Schering AG’s Phase III clinical trial was a randomized, double-blind, multi-center, placebo-controlled trial in 203 adult patients with PAH. Inhaled Ventavis or placebo was added to patients’ current therapy, which usually consisted of a combination of anticoagulants, calcium channel blockers, diuretics, oxygen and digitalis, but not prostacyclin or its analogues. The primary clinical endpoint was a composite of: (i) an improvement in NYHA functional class, (ii) an increase in the distance walked in six minutes of at least 10%, and (iii) no clinical deterioration or death. This primary endpoint was met by 17% of patients taking Ventavis and 5% of patients taking the placebo, a result that was statistically significant and clinically meaningful (p = 0.007). The secondary endpoint of distance walked in the six-minute walk test was statistically significant and clinically meaningful in the patients receiving Ventavis compared to those receiving the placebo (p < 0.01). A p-value is a mathematical test used to determine the validity of test results. A p-value of 0.007 means that the probability that this result occurred by chance is seven in 1,000. Statistical significance is usually defined as a p-value of equal to or less than 0.05 with decreasing values providing increasing probability of validity. In addition, approximately 25% of patients in the Ventavis group, compared with approximately 13% of patients in the placebo group, demonstrated at least a one class improvement in NYHA classification, a result that was statistically significant (p = 0.032). A one-step progression from a higher to a lower class represents a material improvement in a patient’s quality of life. There were four deaths in the placebo group and one death in the Ventavis group, a trend that was not statistically significant.

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

Ongoing Ventavis Development for PAH

We completed and are processing the long-term data for our STEP Trial, a Phase II trial of Ventavis in combination with bosentan in patients with PAH. The trial was a double-blind, placebo-controlled trial conducted at fifteen U.S. sites in 67 patients. Patients already receiving bosentan were randomized to add Ventavis or placebo. In March 2005, we announced safety and efficacy results from the blinded phase of the STEP Trial. In the trial, 34 patients receiving a combination of Ventavis with bosentan tolerated the combination. While this trial was not powered to detect statistical significance, the efficacy data suggest the combination provides clinical benefit in patients with PAH. Data from the STEP trial were presented at the ACCP conference in October 2005.

Clinical benefits of adding Ventavis to bosentan were observed in a number of secondary endpoints of the study. Combination-treated patients (Ventavis plus bosentan) in the six-minute walk test walked a mean difference of 26 meters farther than patients treated only with bosentan (p = 0.051). Other important clinical endpoints, including change in NYHA functional class (p = 0.0023), reduction in mean pulmonary artery pressure (p < 0.0001) and delay in clinical deterioration (p = 0.0219) were statistically significant.

Common adverse events that occurred more frequently in the Ventavis combination treatment arm were those known to be associated with inhaled prostacyclin administration and included flushing, headache, cough and jaw pain. Fainting occurred less frequently when compared to placebo (one Ventavis and two placebo), and no serious fainting events were reported in either treatment group. No clinically relevant increases in laboratory abnormalities, including liver function tests, were observed in the combination treatment arm. Serious adverse events were infrequent (five Ventavis patients and seven placebo patients). No deaths occurred in either treatment arm.

The FDA approved new labeling for Ventavis based on the data from the STEP Trial stating that patients treated with bosentan tolerated the addition of Ventavis, and that the safety results from this trial were consistent with those seen for Ventavis-only therapy.

We also are evaluating the use of Ventavis in combination with sildenafil in our VISION Trial, a phase III trial whose primary endpoint is the six-minute walk test. In this trial, patients on an established sildenafil regimen are randomized in a blinded fashion into one of three arms, namely Ventavis at six doses per day, Ventavis at four doses per day, or a placebo. We are exploring fewer doses of Ventavis in one arm of the trial because we believe that the mechanism of action of the two agents may be complementary, thus potentially allowing less frequent dosing of Ventavis. We began enrollment of the VISION Trial in March 2006.

We assisted Respironics in its development of the I-neb device, a hand-held, battery-operated device that we believe is more convenient than the Prodose device. The FDA approved our supplemental new drug application, or sNDA, with respect to the administration of Ventavis using the I-neb device in August 2005, Respironics received 510(k) clearance for the device in September 2005 and the I-neb device became commercially available in December 2005. We believe the I-neb device will increase market adoption of Ventavis, thereby expanding our patient base and increasing the commercial potential of Ventavis.

We also intend to evaluate the feasibility of adjusting the dose delivery rate of the I-neb device, in order to reduce the time needed for delivering a dose of Ventavis. We plan to initiate a safety study in the third quarter of 2006 to demonstrate the tolerability of more rapid delivery. If successful, we hope to reduce the delivery time of Ventavis from the current 8 to 10 minutes per dose to 4 to 5 minutes per dose.

In addition, we are working with Innovata to develop an extended-release dry powder formulation of iloprost, the active ingredient of Ventavis, that could require fewer treatments per day and shorter treatment times. Such program will require a full clinical development program including Phase I, II and III trials, a complete toxicology program and an NDA submission. We have also initiated preclinical development for a rapid-release dry powder formulation of Ventavis that could require shorter treatment times.

REVEAL Registry

In the first half of 2006, we plan to enroll the first patients in our REVEAL Registry, which aims to bridge the gap between science and practice by characterizing the current management of PAH patients, describing demographics and clinical features of patients and evaluating treatment patterns and outcomes. The REVEAL Registry is overseen by a steering committee composed of leading scientific advisors. These healthcare professionals guide the strategic development, implementation and analytical plan of the REVEAL Registry to collect, evaluate and communicate important disease-state and other data. We currently anticipate that PAH patients enrolled in this multicenter, observational, U.S.-based study of the clinical course and disease management will be followed for at least five years.

Ventavis for Pulmonary Hypertension Associated with Idiopathic Pulmonary Fibrosis

Market Opportunity

IPF is a progressive and often fatal disease of unknown cause that results in fibrosis, or scarring, of the lungs. In time, progressive scarring of the lung tissue may be associated with increased pulmonary artery pressure. Often the cause of death is respiratory failure due to lack of oxygen, right-heart failure caused by pulmonary hypertension, heart attack, blood clot in the lungs or lung infection brought on by the disease. The average survival rate for patients with IPF is four to six years after diagnosis.

Pulmonary hypertension tends to manifest itself late in the course of IPF and adds to the debilitating symptoms experienced by these patients. It is estimated that 50,000 people have IPF in the United States. We estimate that at least 20% of these IPF patients also have pulmonary hypertension associated with their IPF. We may be able to treat a portion of these patients with Ventavis.

Current Therapies

There are no approved therapies for IPF or for pulmonary hypertension associated with IPF, and none of the approved systemic drugs for PAH may be appropriate for these patients. Systemic vasodilators, such as epoprostenol and treprostinil, dilate blood vessels in both normal and scarred, non-oxygenated sections of the lung. This may result in an undesirable effect in which there is an insufficient amount of oxygen relative to the amount of blood flowing through the lungs. This can result in increased strain on the heart and fainting.

The Ventavis Solution and Regulatory Strategy

We believe that the local delivery of inhaled Ventavis may help ensure vasodilation occurs primarily in oxygenated portions of the lung and that this would provide an appropriate balance of oxygen and blood flowing through the lungs. A small physician-sponsored study has shown that patients with fibrotic lung disease who receive inhaled prostacyclins have less potential for mismatched pulmonary blood flow and oxygen delivery than similar patients who receive intravenous prostacyclins. Because of the potential advantages of Ventavis in treating this disease, we initiated a randomized, placebo-controlled Phase II clinical trial, the ACTIVE Trial, in May 2005 to evaluate the effectiveness of Ventavis in the treatment of patients with pulmonary hypertension associated with IPF. Due to slower-than-expected enrollment, we modified the enrollment criteria and are continuing to evaluate enrollment rates.

Sales, Marketing and Distribution

We have an experienced sales and marketing organization for the continued commercialization of Ventavis in the United States. As of December 31, 2005, we had deployed 31 people in the field, which includes professional sales representatives, medical science liaisons and reimbursement specialists. Our sales force targets approximately 1,500 pulmonary and cardiology specialists involved in treating most PAH patients. We estimate that 500 to 600 of these physicians treat approximately 80% of PAH patients. Our medical science liaisons continue to build awareness of Ventavis with PAH opinion leaders, physicians and nurses to further expand the number of patients diagnosed and treated for PAH as well as to increase the use of Ventavis.

Ventavis and the inhalation devices used to deliver Ventavis are distributed to patients through two specialty pharmacy distributors, Accredo Health Care Group, Inc., or Accredo, a Medco company, and Curascript Pharmacy, Inc., a wholly owned subsidiary of Express Scripts, Inc. (formerly Priority Healthcare Corporation), or Curascript. Cardinal Health PTS, LLC, or Cardinal Health, is the exclusive distribution agent to our specialty pharmacy distributors. For the year ended December 31, 2005, Accredo and Curascript represented 80% and 20% of our net product sales, respectively. These specialty pharmacies provide services such as reimbursement assistance, patient education and patient counseling to ensure understanding of, and to encourage compliance with, the dosing regimen. We believe these services help patients successfully use Ventavis and the related inhalation device. Accredo is our primary specialty pharmacy distributor and is the exclusive provider of call center support services for Ventavis. Cardinal Health is required to distribute Ventavis in accordance with specified operating guidelines.

Third-Party Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of reimbursement from third-party payors. We have a reimbursement group responsible for working with third-party payors in the development of their reimbursement policies, and we have hired three payor relations managers who supplement and assist work by our specialty pharmacy distributors to educate payors about Ventavis and the inhalation devices used to administer Ventavis. Our specialty pharmacy distributors are reimbursed for the use of Ventavis by private payors and government payors, including Medicare and Medicaid.

A significant number of private payors reimburse for Ventavis therapy and the Prodose or I-neb devices, each an AAD system.

Current Medicare policies categorize the reimbursement of drugs, in part, based on the setting of care and the manner in which they are delivered. Ventavis is reimbursed as a product administered through durable medical equipment. Through our efforts with the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), or CMS, we obtained a reimbursement code under the Healthcare Common Procedure Coding System (HCPCS) for Ventavis for the treatment of PAH, and we assisted Respironics in obtaining a code for the AAD system, which code is applicable both to the Prodose and the I-neb devices. CMS has also announced a maximum reimbursement amount for the AAD system, effective April 2006.

Medicaid plans in all fifty states are mandated to cover Ventavis. Notwithstanding this coverage requirement, Utah Medicaid has recently rescinded its Ventavis coverage; we are currently working to resolve this change. Decisions regarding the extent of coverage and amount of reimbursement to be provided for Ventavis are made on a state-by-state basis. Our specialty pharmacy distributors negotiate with each state for Medicaid coverage and reimbursement for the Prodose and I-neb devices.

Research and Development

We are conducting development activities to expand the commercial potential of Ventavis. We sponsor and conduct clinical research activities with investigators and institutions to measure key clinical outcomes that can influence market adoption of Ventavis. We are also conducting research to develop a next-generation formulation of iloprost that could require fewer treatments per day and shorter treatment times.

In the years ended December 31, 2003, 2004 and 2005, we incurred $2.1 million, $15.6 million and $11.6 million, respectively, of research and development expense.

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

Schering AG is the only manufacturer of Ventavis and manufactures it exclusively for us for the treatment of pulmonary hypertension in the United States under the terms of our license agreement. Under our manufacturing and supply agreement, Schering AG has agreed to supply our orders for Ventavis, subject to its right to generally cease manufacture of iloprost on 24 months’ notice (or less notice, in the event that Schering AG implements a worldwide market withdrawal based upon the requirement of a regulatory authority in a major market country). Ventavis is a difficult compound to manufacture. The proprietary manufacturing process used to make Ventavis is complex, and is held as a trade secret by Schering AG. The agreement provides that in the event that Schering AG ceases to produce Ventavis, or if Schering AG fails to meet its supply obligations for a certain period of time, we would be granted non-exclusive manufacturing rights for Ventavis. However, the development of internal manufacturing capabilities or obtaining a third-party manufacturer would be difficult and time-consuming.

Ventavis is approved for use with the Prodose or I-neb devices manufactured by Respironics. The I-neb device is a hand-held, battery-operated device that we believe is more convenient than the Prodose device. In December 2004, we entered into an agreement with Respironics for the manufacture and supply of Prodose and I-neb devices. This agreement grants us the exclusive right to distribute Respironics’ Prodose and I-neb devices and related consumables in the United States with Ventavis or any other formulation of iloprost for the treatment of PAH and sets forth Respironics’ agreement to supply Prodose and I-neb devices to our specialty pharmacy distributors at established prices. Respironics is responsible to our specialty pharmacy distributors for replacing, at its expense, devices that malfunction or are defective during a warranty period. We exercised an option in the last quarter of 2005 to expand our exclusivity with Respironics to include the distribution of the Prodose, I-neb and certain future devices with all prostacyclins for the treatment of pulmonary hypertension. This option is renewable on an annual basis during the term of our agreement with Respironics and we already exercised the option for 2006.

Schering AG, Respironics and any future contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding foreign and state agencies to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over and cannot ensure third-party manufacturers’ compliance with these regulations and standards. If one of these manufacturers fails to maintain compliance, the production of Ventavis or the devices used to deliver it could be interrupted and could result in substantial delays, additional costs and lost sales.

Competition

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than Ventavis. Public announcements regarding the development of competing drugs could adversely affect the commercial potential of Ventavis. There currently is no cure for PAH other than lung transplantation. If any other curative treatment for PAH is developed, Ventavis may become obsolete.

Various products are currently marketed for the treatment of PAH, including prostacyclins such as epoprostenol, marketed as Flolan by GlaxoSmithKline, which recently announced it has licensed the U.S. rights to market and distribute Flolan to Myogen, and subcutaneous and intravenous versions of treprostinil, marketed as Remodulin by United Therapeutics. United Therapeutics is also developing oral and inhaled formulations of Remodulin. The oral formulation of Remodulin is in early stages of development. The inhaled formulation of Remodulin is currently being studied in a Phase II/III study. According to United Therapeutics, the inhaled formulation of trepostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. In addition, there are approved oral therapies including an ETRA, bosentan, marketed as Tracleer by Actelion, and a PDE-5 inhibitor, sildenafil, marketed as Revatio by Pfizer.

While we believe that treatment with oral products may slow the pace at which patients are in need of prostacyclin treatments like Ventavis, we believe that our primary competition results from currently available and future prostacyclins.

Schering AG License and Manufacturing Agreements

On October 2, 2003, we entered into a development and license agreement with Schering AG. This agreement grants us the exclusive right to develop and commercialize Ventavis in the United States for inhaled use for the treatment of pulmonary hypertension. We are obligated to use our best efforts to commercialize Ventavis in the United States.

We paid Schering AG $6.0 million upon the signing of the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our Ventavis NDA. In connection with the FDA approval, we paid Schering AG $9.0 million in April 2005. In addition, the agreement requires us to pay Schering AG $4.0 million when annual net sales first exceed $25.0 million for Ventavis and $10.0 million when annual net sales first exceed $100.0 million for Ventavis. We have also agreed to pay Schering AG a royalty based on Ventavis net sales until the later of the last to expire patent covering Ventavis or ten years from our first commercial sale of Ventavis. In addition, we are obligated to grant to Schering AG a royalty-free, exclusive license to use certain intellectual property rights created by or on behalf of us related to Ventavis for use outside the United States.

Under our manufacturing and supply agreement, as amended, Schering AG has agreed to supply our orders for Ventavis at a pre-determined price, as and when reasonably requested and in accordance with relevant specifications, and we have agreed to purchase our Ventavis requirements exclusively from Schering AG. Under the agreement, we will periodically provide Schering AG forecasts of our clinical and commercial Ventavis requirements. A portion of each forecast constitutes a binding commitment and a portion of each forecast is non-binding. Schering AG has agreed to provide us priority that is at least as high as the priority it applies to its own internal requirements for Ventavis or any other higher priority iloprost substance or product. The agreement provides that in the event Schering AG ceases manufacture of Ventavis, or if it fails to meet its supply obligations, we would be granted non-exclusive manufacturing rights for Ventavis and Schering AG would be obligated to provide us reasonable support and a transfer of know-how to enable such manufacture by us or a third party. The agreement may be terminated by either party for material breach if such breach is not cured within the applicable notice period (which ranges from 90 to 180 days) and under certain other conditions.

We must seek Schering AG’s approval before sublicensing our rights under the development and licensing agreement. In addition, if we intend to pursue a transaction pursuant to which we would be acquired by or otherwise merge with a company that sells a pulmonary hypertension drug that directly competes with Ventavis, Schering AG has a right of first negotiation to acquire our company subject to the terms set forth in the agreement.

Respironics Supply and Exclusivity Agreement

On December 29, 2004, we entered into an agreement with Respironics. This agreement grants us the exclusive right to distribute Respironics’ Prodose and I-neb devices and related consumables in the United States with Ventavis or any other formulation of iloprost. Respironics has agreed to supply devices at established prices in accordance with relevant specifications to one or more specialty pharmacy companies designated by us pursuant to purchase orders of such specialty pharmacy companies for a term of at least 10 years. All development or regulatory milestones under the agreement which have been achieved have been paid. The specialty pharmacy companies purchase the devices directly from Respironics. Respironics is entitled to terminate the agreement if a specialty pharmacy company breaches its agreement with Respironics with respect to Ventavis, subject to a cure period by the specialty pharmacy company or us, and under certain other conditions.

On December 2, 2005, effective as of October 1, 2005, we entered into an amendment to our agreement with Respironics. The amendment revised the market exclusivity feature in the agreement to expand the exclusivity to include additional inhalation devices. In addition, the amendment revised our option for further exclusivity in the United States by expanding the exclusivity option from PAH to pulmonary hypertension and narrowing the exclusivity option from all pharmaceuticals for the treatment of PAH to all prostacyclins and prostacyclin analogues for the treatment of pulmonary hypertension. In the amendment we also exercised this exclusivity option, which we have the right to renew on an annual basis during the term of the agreement. We have renewed the option for 2006.

Accredo Distribution Agreement

On January 19, 2005, we entered into an agreement with Accredo, appointing Accredo as one of our specialty pharmacy distributors of Ventavis and approved devices. Under the agreement, Accredo is also obligated to provide services to patients and physicians such as reimbursement assistance, patient education and counseling to ensure patient understanding of, and encourage compliance with, the Ventavis dosing regimen, and the agreement designates Accredo as the exclusive provider of call center support services for Ventavis. The agreement requires us to pay Accredo for providing these services, and Accredo is required to provide us data related to call center and reimbursement support services, distribution and dosing compliance for patients initiated on Ventavis. The agreement extends for an initial term of three years, unless terminated by either party on 180 days’ notice or under certain other conditions.

Curascript Distribution Agreement

On February 17, 2005, we entered into an agreement with Curascript, which was amended on August 2, 2005. This agreement appoints Curascript as one of our specialty pharmacy distributors of Ventavis and approved devices. Under the agreement, Curascript is also obligated to provide services to patients and physicians such as reimbursement assistance, patient education and counseling to ensure patient understanding of, and encourage compliance with, the Ventavis dosing regimen. The agreement requires us to pay Curascript for providing these services and Curascript is required to provide us data related to the services. The agreement extends for an initial term of two years, unless terminated by either party on 180 days’ notice or under certain other conditions.

Cardinal Health Distribution Agreement

On March 10, 2005, we entered into an agreement with Cardinal Health. Under this agreement we have designated Cardinal Health as the exclusive distribution agent to our specialty pharmacy distributors for the sale of Ventavis within the United States. The agreement requires us to pay Cardinal Health for providing these services, and Cardinal Health is required to distribute Ventavis in accordance with specified operating guidelines, which include terms and conditions regarding matters such as Ventavis storage, distribution, returns, customer support and financial support. The initial term of the agreement is three years with automatic renewal terms of one year thereafter, unless terminated by either party on 180 days’ notice or under certain other conditions.

Innovata Experimentation and Evaluation and License Agreements

On March 30, 2005, we entered into an agreement with Innovata to assess the feasibility of an extended-release dry powder formulation of iloprost in combination with Innovata’s proprietary controlled-release technologies. On November 14, 2005, we entered into an agreement with Innovata to license its technology in connection with this development of an extended-release dry powder formulation.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain patent protection for our products and product candidates, preserve trade secrets, prevent third parties from infringing upon the proprietary rights of our products and product candidates and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

We own one U.S. patent application and its corresponding international application directed to combination therapies for the treatment of PAH. We have also licensed the rights to three issued patents relating to iloprost from Schering AG.

United States patents generally have a term of 20 years from the date of filing. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our intellectual property will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we file or license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, including those related to Ventavis, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products and product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product candidate, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We rely to a large extent on trade secrets held by Schering AG with respect to the manufacture of Ventavis. Trade secrets are difficult to protect and Schering AG’s manufacturing trade secrets may become known or be independently discovered by competitors. We also protect our proprietary technology and processes, in part, through confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

The U.S. composition of matter patent owned by Schering AG claiming Ventavis expired in September 2004 and the U.S. process patents owned by Schering AG relating to Ventavis will expire in 2007 and 2010. Although Schering AG may have trade secrets and process patents for the manufacture of Ventavis, competitors may develop alternative ways to manufacture the drug, which could harm our competitive position. Ventavis has orphan drug exclusivity for the treatment of PAH through December 2011, which we believe will help protect our competitive position in the market.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities, research institutions and others may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned or licensed to us. We may choose to seek, or be required to seek, licenses under third party patents, which would likely require the payment of license fees or royalties or both. We are aware of a use patent that covers the combination of Ventavis and PDE inhibitors, which we may seek to license. Any license may not be available to us on commercially reasonable terms, or at all. Any litigation relating to intellectual property rights would likely be costly and time consuming, and if successful against us, could cause us to pay substantial damages or require us to cease development or marketing of our product or any product candidate.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the preclinical and clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, import, export, record keeping, reporting, approval, advertising and promotion of our products.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our future product candidates or approval of new disease indications or label changes with respect to our existing product or that could jeopardize our current approvals. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Noncompliance with applicable regulatory requirements of the FDA or other governmental authorities could subject us to enforcement actions, such as suspensions of product distribution, seizure of products, product recalls, civil monetary and other penalties, criminal prosecution and penalties, injunctions, whistleblower lawsuits, failure to approve pending drug product applications or total or partial suspension of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies or the agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for any contracts we may have with government agencies, such as the Veteran’s Administration and the Department of Defense.

Marketing Approval. The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	Preclinical laboratory and animal tests;

•	Submission of an Investigational New Drug application, or IND, which must become effective before clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	Pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of an NDA or sNDA.

The testing and approval process requires substantial time and financial resources, and we cannot be certain that any new approvals for our product or any product candidates will be granted on a timely or commercially viable basis if at all.

Our planned clinical trials for our product or any product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a study;

•	reaching agreement with third party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining institutional review board approval to conduct a study at a prospective site;

•	recruiting patients to participate in a study; and

•	supply of the drug or accompanying dispensing devices, if applicable.

Prior to commencing the first clinical trial, an initial IND must be submitted to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial. In such case the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center. Informed consent must also be obtained from the study subjects. Regulatory authorities, an institutional review board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.

For purposes of NDA approval, human clinical trials are typically conducted in phases that may overlap:

•	Phase I—the drug is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase II—studies are conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•	Phase III—when Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites.

Clinical trials are designed and conducted in a variety of ways. A “placebo-controlled” trial tests the safety and efficacy of a drug on a group of patients receiving the drug against a separate group receiving a placebo. An “active-controlled” trial uses an existing product as the basis of comparison for the investigational therapy. In a “single-blind” study, the researcher knows into which group of the trial the patient has been placed, but the patient does not. In a “double-blind” study, neither the researcher nor the patient knows into which group the patient has been placed, or whether the patient is receiving the drug or the placebo. In such studies, experimental subjects and control subjects are assigned to groups upon admission to the study and remain in those groups for the duration of the trial.

Results of preclinical studies and clinical trials, as well as proposed labeling and detailed information about the manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of the NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use or uses. An sNDA is submitted for approval of a new indication if the product candidate is already approved for another indication. A substantial user fee, currently $767,000 for a full NDA, must also be paid with each filing unless certain limited exceptions apply. Before approving the NDA or sNDA, the FDA may inspect select clinical trial sites and the facilities at which the product is manufactured, and will not approve the product unless the clinical studies have been conducted in compliance with current Good Clinical Practices, or GCP, and manufacturing meets current Good Manufacturing Practices, or cGMP, requirements. The FDA also may seek input from an outside advisory committee of independent experts before taking action on an application.

Upon submission of the NDA or sNDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and if not will issue a refuse to file letter. This initial review for completeness and reviewability typically takes 45 to 60 days following submission of the application. If the FDA refuses to file the application, the FDA will retain 25% of the user fee as a penalty. If the application is deemed complete, the FDA will file the NDA or sNDA, thereby triggering substantive review of the application.

Once an NDA or sNDA is accepted for filing, the FDA will review and act upon the application in accordance with its established performance goals for priority and standard applications. If an NDA is granted priority review, the FDA has agreed that under the Prescription Drug User Fee Act, or PDUFA, the FDA will render a review action within six months of the submission of an NDA. Priority designation may be granted to new drugs that would be a significant improvement compared to currently marketed products in the treatment or prevention of a serious or life-threatening disease or condition. The NDA for Ventavis was granted priority review by the FDA. The PDUFA performance goal for a non-priority application is ten months. The FDA’s response to an NDA or sNDA based on these PDUFA performance goals consists of an approval letter, approvable letter, or not approvable letter, also referred to as an action letter or response letter. An approval letter states that the drug is approved. An approvable letter is issued if the application substantially meets the FDA’s requirements and can be approved if certain conditions are met or information is provided, such as certain changes in labeling. A not approvable letter states that the application may not be approved and describes the deficiencies that must be addressed in order for the product to be approved, which could include, for example, new analyses of previously submitted data or conduct of an additional clinical trial or trials. These performance goals are not binding on the FDA, and multiple review cycles may be required for any given application. Also, if additional data are submitted, the FDA could extend the review period for up to an additional six months. If an additional clinical trial is required, a much longer delay would be anticipated.

The FDA ultimately may not approve an NDA or sNDA, or may require revisions to the product labeling, require that additional studies be conducted prior to or as a condition of approval, or impose other limitations or conditions on product distribution, including, for example, adoption of a special risk management plan. Studies that the FDA requires, or that companies pursue after a product is approved, are often referred to as Phase IV studies, and may be a condition for continuing drug approval. The results of Phase IV studies are generally intended to confirm the effectiveness of a product candidate and provide important additional safety information. No Phase IV requirement was included with the approval of Ventavis.

Once approved, the FDA may withdraw or modify product approval if ongoing regulatory requirements are not met or if safety or efficacy problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA may prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA drug approval requirements or similar requirements of state, local and foreign regulatory agencies typically takes several or more years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with the product candidates we may develop, and for post-marketing studies of Ventavis, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of Ventavis for new indications or in combination with other drugs, or of any future product candidates or new drugs we may license or acquire, for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals on a timely or commercially viable basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product or product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or might contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delay in obtaining, or failure to obtain, additional regulatory approval for Ventavis would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Medical Devices. Medical devices used to administer a drug are also subject to FDA review. Certain devices, such as inhalation devices used to administer Ventavis, require clearance from the FDA through the submission of a 510(k) notification. A 510(k) notification is a premarketing notification submitted to the FDA to demonstrate that a medical device is substantially equivalent to one or more devices that were cleared through a 510(k) notification or to devices that were marketed prior to May 28, 1976 and for which the FDA has not required a premarket approval application. FDA approval of an NDA or an sNDA may also be required for a drug product used with a medical device. In addition, manufacturers of FDA-cleared devices must maintain compliance with a variety of FDA requirements, including FDA’s quality system regulations, or QSRs, for manufacturing, and medical device reporting for certain adverse events.

FDA Post-Approval Requirements. Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping and reporting requirements such as reporting of adverse experiences with the drug. Drug and medical device manufacturers and their subcontractors are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product meets applicable specifications and quality standards. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, fail to approve any NDA or other application, require us or our partners to recall a drug or device from distribution, shut down manufacturing operations or withdraw approval of the NDA for that drug or any clearance or approval for a medical device. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures and injunctive action.

Labeling, Marketing and Promotion. The FDA closely regulates the labeling, marketing and promotion of drugs. While doctors are free to prescribe any drug approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a drug that are consistent with FDA approval, and is allowed to actively market a drug only for the particular use and treatment approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties. Government regulators and prosecutors recently have increased their scrutiny of the promotion and marketing of drugs, in particular those that have a high incidence of off-label use.

Distribution. The distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. States require the registration of manufacturers and distributors who provide pharmaceuticals, including in certain states even if these manufacturers or distributors have no place of business within the state but satisfy other nexus requirements, for example, the shipment of products into such state. Both the PDMA and state laws limit the distribution of prescription drug product samples to licensed practitioners and impose other requirements to ensure accountability in the distribution of samples.

Orphan Drug Designation. Ventavis received orphan drug designation in August 2004 for the treatment of PAH. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the applicant as well as the name of the therapeutic agent and its designated orphan use, are disclosed publicly by the FDA.

Orphan drug designation does not necessarily convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that subsequent to approval the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. The FDA may permit additional companies to market a drug for the designated condition if such companies can demonstrate clinical superiority, or if the company with the orphan drug exclusivity is not able to meet market demand. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. As a result, even now that Ventavis has been approved and has received orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by Ventavis, which could create a more competitive market for us. The FDA can also still approve a drug containing iloprost for a different use than that approved for Ventavis, and any such drug could be prescribed and dispensed off-label for PAH and compete with Ventavis.

Anti-Kickback and False Claims Laws. In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. The federal Anti-Kickback Law makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Violations of the law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Law. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Due to the breadth of these laws, and the potential for additional legal or regulatory change addressing some of our practices, it is possible that our sales and marketing practices or our relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we commercialize a product that is reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we may be or may become subject.

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesaler or estimated retail prices for our product, the reporting of Medicaid rebate information and other information affecting federal, state and third-party reimbursement of our product, and the sale and marketing of our product, are subject to scrutiny under these and related laws such as the Medicaid drug rebate requirements of the Onmibus Budget Reconciliation Act of 1990. In addition, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. In addition, certain states have enacted laws modeled after the federal False Claims Act. If the government were to allege that we were, or convict us of, violating any of these false claims laws, we could be subject to a substantial fine and suffer a decline in our stock price.

Other Regulations. In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

We had 85 full-time employees as of December 31, 2005. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

ITEM 1A. RISK FACTORS

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

Risks Related to our Business

Ventavis is our only product, and if we do not successfully market and sell Ventavis, we may not generate sufficient sales to expand or continue our business operations.

Our ability to successfully market and sell Ventavis, our only product, depends on a number of factors, including our ability to:

•	achieve sufficient market demand for Ventavis through patient acceptance, continued use of Ventavis and patient compliance with the Ventavis dosing regimen;

•	educate patients, physician prescribers, others in the medical community and third-party payors about Ventavis and PAH;

•	sell Ventavis at acceptable prices;

•	expand the commercial potential of Ventavis through successful completion of our ongoing and planned development activities;

•	obtain and maintain adequate third-party payor reimbursement of Ventavis and the inhalation devices used to administer Ventavis;

•	ensure that Ventavis and the inhalation devices used to administer Ventavis are manufactured in accordance with and continue to meet regulatory requirements;

•	obtain sufficient quantities of Ventavis to meet market demand;

•	ensure adequate supply of the inhalation devices used to administer Ventavis; and

•	maintain our agreements with the specialty pharmacy and third-party logistic companies that distribute Ventavis, and ensure that those companies perform their obligations under those agreements.

If we do not successfully market and sell Ventavis, we may not generate sufficient sales to expand or continue our business.

We have a history of net losses and may never achieve or maintain profitability.

We are a biopharmaceutical company incorporated in February 2000 with a limited operating history. We did not exit the development company stage until we initiated commercial sales of Ventavis in March 2005. Through December 31, 2005, we had generated only $23.9 million of net product sales. We have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and through December 31, 2005, had an accumulated deficit totaling $83.7 million. Our net losses for the years ended December 31, 2005, 2004 and 2003 were $24.6 million, $37.8 million and $12.6 million, respectively. The net losses for the year ended December 31, 2003 and the year ended December 31, 2004 included acquired product right expenses of $6.0 million and $7.0 million, respectively, related to milestone payments to Schering AG. These losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of Ventavis, which is our only product, for us to achieve or maintain profitability.

We expect to incur increased selling, general and administrative expenses in future years versus comparable periods in the past due to higher sales and marketing expenses related to the commercialization of Ventavis and expenses related to operating as a public company. We also expect significantly increased research and development expenses related to preclinical and clinical studies and reformulation efforts to expand the use of Ventavis. We continue to incur significant losses. Based on our current sales projections for Ventavis, we anticipate that our losses will decrease over the next few years and plan to finance future operations from sales of Ventavis. However, if our sales of Ventavis are lower than our projections, our losses could increase. In addition, our goal is to acquire or license the rights to additional products or product candidates, which we anticipate would increase and continue our losses. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

Our product sales depend on two distributors to whom we sell Ventavis, and a limited number of physicians who prescribe Ventavis. Product sales may fluctuate from quarter to quarter based on the buying patterns of these distributors, the prescribing patterns of these physicians, and the seasonal work and travel schedules of physicians and patients.

We sell Ventavis to only two specialty pharmacy distributors, Accredo and Curascript, and accordingly they are our only customers. For the year ended December 31, 2005, Accredo and Curascript represented 80% and 20% of our sales, respectively. Any failure by Accredo or Curascript to pay us on a timely basis or at all could have a material adverse effect on our financial position, results of operations and cash flows. In addition, a limited number of physicians are responsible for the majority of Ventavis prescriptions. Our sales could fluctuate from quarter to quarter based on the buying patterns of Accredo and Curascript and the prescribing patterns of these physicians, including fluctuations due to the seasonal work and travel schedules of physicians and patients alike. For example, during the summer and the winter holiday season, patients may be less likely to seek medical consultation and physicians are more likely to be on vacation, resulting in fewer prescriptions for and lower sales of Ventavis. Furthermore, there can be no guarantee that physicians currently prescribing Ventavis will continue to do so. Most of these physicians are geographically concentrated in metropolitan areas that have academic medical centers, and natural disaster, terrorism, work stoppages or other such events in any of these areas could have a material adverse effect on our sales.

Any failure to manage and maintain our distribution network could compromise Ventavis sales and harm our business.

We rely on third parties to distribute Ventavis to patients. We have contracted with Cardinal Health, a third-party logistics company, to warehouse Ventavis and distribute it to our two specialty pharmacies, Accredo and Curascript, which in turn distribute Ventavis to patients and provide reimbursement and other support services. This distribution network requires significant coordination with our sales and marketing and finance organizations. Cardinal Health is our exclusive supplier of distribution logistics services; therefore we are wholly dependent on Cardinal Health to perform satisfactorily its obligations under its agreement with us. Accredo is the exclusive provider of our call center. Accredo and Curascript administer reimbursement support programs that provide patients with benefit information regarding reimbursement of Ventavis by private payors and state (Medicaid) and federal (Medicare) programs for uninsured and disabled patients, respectively. Accordingly, we are wholly dependent on Accredo and Curascript for these services, upon which we rely to help maintain and expand the market for Ventavis.

Failure to maintain our contracts with our logistics company and specialty pharmacies, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could harm our business. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. We would be unable to replace Cardinal Health, Accredo or Curascript in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other distribution failure. If Cardinal Health, Accredo or Curascript do not perform for any reason under their respective contracts with us, the distribution of Ventavis could be interrupted. Since we are dependent upon Cardinal Health, Accredo and Curascript for information regarding Ventavis sales, shipments and inventory, failure in their financial systems could negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. Any failure to effectively manage and maintain our distribution network could damage our results of operations and market position, have a material adverse effect on sales of Ventavis and harm our business.

Our ability to generate sales of Ventavis depends in significant part on achieving and maintaining adequate insurance coverage and reimbursement and government pricing policies.

Our ability to achieve and maintain acceptable levels of and insurance coverage and reimbursement for Ventavis and the inhalation devices used to administer Ventavis by third-party payors such as governmental authorities, private health insurers and other organizations has a significant effect on our sales. It is time-consuming and expensive to seek appropriate coverage and reimbursement treatment from third-party payors.

Medicare has determined a reimbursement amount and reimbursement code for Ventavis. Medicare has also determined a reimbursement code and a maximum amount of reimbursement for the Prodose and I-neb devices, which reimbursement amount is effective as of April 2006.

Medicaid plans in all fifty states are mandated to cover Ventavis. Notwithstanding this coverage requirement, Utah Medicaid recently rescinded its Ventavis coverage. Decisions regarding the extent of coverage and amount of reimbursement for Ventavis are made on a state-by-state basis. Our specialty pharmacy distributors negotiate with each state for Medicaid coverage and reimbursement for Ventavis and the Prodose and I-neb devices. Our sales and our financial condition could be negatively impacted if the reimbursement by Utah Medicaid for Ventavis continues to be refused or if reimbursement otherwise currently provided by Medicare or Medicaid in different states is unavailable or inadequate.

We do not possess the experience or resources to manufacture, market or sell the inhalation devices used to deliver Ventavis, and we do not intend in the foreseeable future to acquire or develop such manufacturing capabilities. Moreover, the availability of coverage and reimbursement for the inhalation devices is beyond our control. We believe that government reimbursement policies have not historically recognized the increased cost inherent in devices that have very complex designs capable of providing the dose precision of the Prodose and I-neb devices. The maximum reimbursement amount set by Medicare for the Prodose and I-neb devices may be seen as inadequate. Our specialty pharmacy customers may stop distributing Prodose or I-neb devices, and our sales would likely be harmed, if they or our patients or physicians consider the Medicare reimbursement or other reimbursement for the Prodose or I-neb device to be inadequate.

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

In addition, any coverage or reimbursement by third-party payors, including governmental authorities, private health insurers and other organizations, may be decreased or eliminated in the future due to, among other things, any failure by us or our specialty pharmacy distributors to comply with regulatory requirements. Coverage and reimbursement may not be available or adequate to allow us to sell Ventavis on a competitive and profitable basis. Many payors are increasingly challenging the prices charged for pharmaceutical products, medical products and services. Our business and financial condition would be affected negatively if reimbursement is inadequate or not available for Ventavis or the Prodose, I-neb or any other device used to administer Ventavis.

If our competitors have or introduce products that are preferred over Ventavis, our commercial opportunity will be significantly reduced or eliminated.

We face intense competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than Ventavis. There currently is no cure for PAH other than lung transplantation. If any other curative treatment for PAH is developed, Ventavis may become obsolete.

Various products currently are marketed for the treatment of PAH, including prostacyclins such as epoprostenol, marketed as Flolan by GlaxoSmithKline, which recently announced it has licensed the U.S. rights to market and distribute Flolan to Myogen, and subcutaneous and intravenous versions of treprostinil, marketed as Remodulin by United Therapeutics. In addition, there are approved oral therapies including endothelin receptor antagonists, or ETRAs, such as bosentan, marketed as Tracleer by Actelion, and a phosphodiesterase inhibitor, or PDE-5 inhibitor, sildenafil, which is marketed as Revatio by Pfizer. The availability of these competitive products may harm sales of Ventavis.

In addition, United Therapeutics is conducting a Phase II/III study of an inhaled formulation of treprostinil. According to United Therapeutics, the inhaled formulation of trepostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. United Therapeutics presented data from an open label pilot study of inhaled treprostinil at the AHA conference in November 2005. The Phase II/III study is currently enrolling patients and United Therapeutics indicated that the study is approximately half enrolled, but has not announced when it anticipates completion of enrollment in the study or when a submission is expected to be made to the FDA.

Also, a number of new PAH treatments are being developed. These include additional oral ETRAs such as Encysive Pharmaceuticals’ Thelin (sitaxsentan), which is currently under NDA review, and Myogen’s ambrisentan, which is currently in Phase III clinical trials, as well as other classes of agents, including long-acting PDE-5 inhibitors such as Lilly ICOS’ Cialis (tadalafil), and antiproliferative agents such as Novartis AG’s Gleevec® (imatinib mesylate). If any other drugs or an inhaled formulation of trepostinil are approved by the FDA and prove to be safer, more effective or more convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced.

In March 2006, GlaxoSmithKline and Myogen announced an agreement pursuant to which Myogen licensed commercialization rights for ambrisentan outside the U.S. to GlaxoSmithKline, GlaxoSmithKline agreed to share certain clinical development costs for ambrisentan, and Myogen received U.S. rights to market and distribute Flolan.

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

Our ability to compete effectively depends upon, among other things:

•	effectively utilizing our sales and marketing organization;

•	ensuring availability of Ventavis and availability and market acceptance of the I-neb device;

•	expanding the commercial potential of Ventavis through successful completion of our ongoing and planned clinical development activities;

•	modifying the I-neb device to decrease duration of dosing; and

•	developing an improved formulation of iloprost, the active ingredient in Ventavis, to reduce dosing frequency and/or treatment time.

If Ventavis does not gain significant market acceptance in the United States among patients and health care professionals, our business will be harmed.

Ventavis is our only product. Ventavis may not gain significant market acceptance among patients and health care professionals in the United States. The degree of market acceptance of Ventavis depends on a number of factors. Market acceptance of Ventavis may be limited because the available method of delivery and the prescribed dosing duration and frequency of Ventavis are inconvenient compared to some other drugs. The Prodose device is not compact and must be plugged into an electrical outlet. Although we believe that the hand-held, battery-operated I-neb device will expand our market opportunity because patients will find it to be more convenient, it has only recently become commercially available, its marketability is unproven, and we cannot guarantee that it will gain general or lasting market acceptance. Any problems encountered with the Prodose or I-neb devices may cause patients to use other drugs, which may impact negatively our sales and harm our business.

Market acceptance of Ventavis also may be impaired by any problems that affect the performance of the inhalation device or devices used to deliver Ventavis. Inadequate quality assurance, quality control or failure to adhere to manufacturing standards by Respironics could discourage patients or physicians from adopting Ventavis as a therapy. The performance capabilities of the I-neb device and the reliability of Respironics’ quality assurance and controls in its I-neb manufacturing process are untested in the market. Failure to increase acceptance of prostacyclin therapy delivered through inhalation as opposed to continuous infusion by subcutaneous delivery or by infusion pump could limit our market opportunity. We believe some patients may prefer to use, and some physicians may prefer to prescribe, other prostacyclin treatments rather than Ventavis. Patients who have severe PAH may require other prostacyclin therapies because of the need for continual dosing.

Side effects also could negatively affect market acceptance of Ventavis. Side effects of Ventavis observed during clinical trials included fainting, shortness of breath, fatigue, chest pain, nausea and headaches. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may reduce efficacy of the treatment and, in turn, have a material adverse effect on our sales of Ventavis. We believe patients on average take six doses of Ventavis per day.

Any or all of these factors could limit market acceptance of Ventavis and significantly harm our business.

Any interruption in the supply or problems that adversely affect the Prodose or I-neb devices could seriously harm our business or result in our inability to sell Ventavis.

Respironics is the sole supplier of the Prodose and I-neb devices, which are the only inhalation devices approved for use with Ventavis. If for any reason Respironics fails to supply to specialty pharmacy companies an adequate number of inhalation devices to meet patient demand, our business would be significantly harmed. If inhalation devices approved for use with Ventavis became unavailable, we could not secure inhalation devices from a third party on a timely basis and would therefore be unable to sell Ventavis.

The I-neb device became commercially available in December 2005, and is the first commercial device utilizing Respironics’ vibrating mesh technology together with its AAD technology. The design of the device may not provide advantages expected, and it is unknown whether the I-neb device will perform in the marketplace as expected or will gain general or lasting acceptance by patients and physicians. We believe the I-neb device is more convenient for patients, providing them greater freedom and mobility, and that its adoption will expand our market opportunity and increase our sales. However, the I-neb device may not prove to have these advantages, or may not impact our potential market size or sales. If the I-neb device is not widely adopted or is not perceived by patients and physicians as improving treatments, our reputation, market opportunity and future sales could be harmed.

Inhalation devices are inherently mechanical, and, as a result, any individual device may not operate as intended and can fail from time to time. In particular, newly introduced devices or devices using new technology, such as the I-neb device, may experience unexpected difficulties that are not discovered until their use becomes more widespread. If devices fail to operate properly or efficiently or failures were to occur on a widespread basis, we cannot be certain that such issues could be resolved in a timely and cost-effective manner. If it is determined that a device could potentially harm patients, distribution of the device could be suspended or recalled, which could have a material adverse effect on our business.

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

Respironics manufactures the Prodose and I-neb devices outside of the United States and is subject to the quality system regulation requirements of the FDA and other manufacturing standards and regulatory requirements imposed by the FDA and foreign authorities. We have no control over Respironics’ manufacturing process. Failure by Respironics to maintain required manufacturing standards or to implement proper quality assurance and quality control could result in serious patient injury, product recalls or withdrawals, delays or failures in product testing or delivery, product malfunctions or inefficiencies, cost overruns or other problems that could seriously harm our business. Respironics also could encounter difficulties involving production yields as well as shortages of qualified personnel. In addition, Respironics is subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and may fail to meet these agencies’ acceptable standards of compliance.

We have no manufacturing capabilities and rely on Schering AG for the clinical and commercial production of Ventavis, which puts at risk our ability to obtain Ventavis for distribution and continued development.

We do not currently operate manufacturing facilities for clinical or commercial production of Ventavis. We have little experience in drug formulation and no experience in drug manufacturing, and we lack the resources and the capabilities to manufacture Ventavis on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of Ventavis for clinical trials or commercial purposes in the foreseeable future.

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

We have agreed to purchase our Ventavis requirements exclusively from Schering AG. The process of manufacturing Ventavis is an extremely complex and lengthy process. If Schering AG ceases to manufacture Ventavis or is unable to provide us with supplies of Ventavis for any reason, we may experience significant interruption or failure of our supply of Ventavis or in further clinical development of the product as we develop internal manufacturing capabilities or seek a third-party manufacturer.

We must commit to minimum purchase requirements of Ventavis from Schering AG and if we fail to accurately forecast our need for Ventavis our business will be harmed.

Under our agreement with Schering AG we committed to purchasing minimum amounts of Ventavis through the first quarter of 2008. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may exceed forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We are also required to make judgments as to the expiration dates of our product, since product can no longer be used after its expiration date. As part of our excess inventory assessment we also consider the expiration date of product to be manufactured in the future under minimum purchase obligations. Significant differences between our current estimates and judgments and future estimated demand for product and the useful life of inventory, may result in significant charges for excess inventory or purchase commitments in the future. If we underestimate our purchase requirements we will not be able to meet the needs of patients and patients may turn to alternate treatments. These differences, whether we overestimate or underestimate our purchase requirements, could have a material adverse effect on our financial condition and results of operations.

Our product sales may depend on the health and personal preferences of patients.

As the health of a PAH patient declines, he or she may not be able to administer drugs using an inhalation device, such as the Prodose or I-neb devices, or may require 24-hour continuous treatment. Under these or other circumstances, or because of personal preference, the patient may opt for competitors’ prostacyclin products administered intravenously or subcutaneously. In addition, PAH is a fatal disease and the discontinuance rate of use of Ventavis is affected by the seriousness of the illness. Furthermore, patients who use Ventavis may choose to take fewer than the recommended number of doses, or may believe using Ventavis is inconvenient and opt for other treatments. All of the above factors may have the effect of weakening our sales and harming our business.

Identifying and licensing or acquiring other products or product candidates and obtaining FDA approval for their commercialization may put a strain on our operations and will likely require us to seek additional financing, and we ultimately may not be able to expand our business with new product sales.

One of our key strategies is to license or acquire products or product candidates and develop them for commercialization. We have no internal discovery capabilities and rely on our ability to license or acquire any additional products or product candidates to expand our pipeline. We have no present agreement to license or acquire any future material products or product candidates. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors have greater resources than us. If we are successful in this strategy, the process of integrating an additional product or product candidate into our business may put a strain on our operations, including diversion of personnel, financial resources and management’s attention. In addition, any such license or acquisition would increase our operating costs and likely will require us to seek additional financing. If we are not successful in identifying and licensing or acquiring other products or product candidates, we will be unable to increase our revenues with sales from new products.

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

Rights to market Ventavis in Canada are held by Berlex Laboratories, a subsidiary of Schering AG. Berlex Laboratories filed for marketing approval with Health Canada, which is reviewing the application and which could grant approval as early as 2006. In the United States, prices for pharmaceuticals are generally higher than in other countries, including the bordering nations of Mexico and Canada, which may maintain government price controls. The ability of patients and other customers to obtain lower priced imports has grown significantly as a result of regulatory harmonization, common market or other trade initiatives, and the Internet. The volume of illegal imports into the United States continues to rise as foreign pharmacies target American purchasers and American purchasers become more aware of less expensive illegal imports. In addition, political forces may result in U.S. legislative or executive action that would legalize lower priced imports. Our sales of Ventavis in the United States may be reduced if products are imported into the United States from lower price markets, whether legally or illegally. Any decrease in our sales could have a material adverse impact on our business.

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

Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, marketing, promotion, record keeping, reporting, sale and distribution, import, export and the distribution of samples of pharmaceutical products, and electronic records and electronic signatures. The FDA and foreign regulatory authorities impose significant restrictions on the indicated uses and marketing of pharmaceutical products, including Ventavis; subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections; require ongoing adverse event and other reporting; and may impose ongoing requirements for post-approval studies. We must also obtain additional approvals for product manufacturing and labeling changes. The FDA closely regulates the labeling, marketing and promotion of approved drugs. FDA rules for pharmaceutical promotion require that we only promote Ventavis for uses that have been approved by the FDA, and that all of our promotional materials be adequately substantiated and that information presented contain a fair and balanced description of the risks and benefits of Ventavis, the safety of Ventavis and the limitations on its use. For example, while our label includes information regarding the tolerability and dosing of Ventavis in combination with bosentan, we are not permitted to promote Ventavis as a combination therapy with bosentan or any other drug unless and until we have developed what the FDA calls substantial evidence or clinical experience to support such uses. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

In addition to FDA requirements, regulatory and law enforcement agencies such as the Department of Health and Human Services’ Office of Inspector General, the U.S. Department of Justice and state Attorneys General monitor and investigate pharmaceutical sales, marketing and other practices. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, Medicaid rebate requirements and similar state laws. In recent years, actions by companies’ sales forces and marketing departments have been scrutinized intensely to ensure, among other things, that actions by such groups do not qualify as “kickbacks” to healthcare professionals. A “kickback” refers to the provision of any item of value to a healthcare professional or other person in exchange for purchasing, recommending or referring an individual for an item or service reimbursable by a federal healthcare program. These kickbacks increase the expenses of the federal healthcare program and may result in civil penalties, criminal prosecutions and exclusion from participation in government programs, any of which would adversely affect our financial condition and business operations. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our business and financial condition.

We are also subject to government regulation with respect to the prices we charge and the rebates we offer or pay to customers, including rebates paid to certain governmental entities, such as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. Products made available to authorized users of the Federal Supply Schedule of the General Services Administration are subject to additional laws and requirements. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. These legal and regulatory requirements are enforced by the FDA, CMS, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments and their respective foreign equivalents. Government regulation substantially increases the cost of developing, manufacturing, distributing, marketing and selling pharmaceutical products.

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

Depending on the circumstances, failure to meet applicable legal and regulatory requirements can result in costly and burdensome investigations, adverse publicity, warning letters, criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, suspension or revocation of our regulatory approval of Ventavis, denial or withdrawal of other pre-marketing product approvals, suspension or termination of ongoing clinical trials, refusal to approve pending applications or supplements to approved applications filed by us or accept filings for new applications or supplements, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports with the state on sales, marketing, pricing and other activities. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. This compliance program must include policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, as well as a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California. The policies must be posted on the company’s public web site along with an annual declaration of compliance.

Vermont, Maine, Minnesota, New Mexico, Texas, the District of Columbia and West Virginia have also enacted statutes of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities, as well as restrictions upon the types of gifts that may be provided to healthcare practitioners. Similar legislation is being considered in other states. In addition, a number of states have adopted or are considering what are known as “drug pedigree laws,” which require tracking drug distribution to prevent counterfeit drugs from being introduced into the supply chain, and loss reporting requirements, which require drug manufacturers to report any drug products that are unaccounted for. Many of these state requirements are new and uncertain, and available guidance is limited. We are in the process of identifying the universe of state laws applicable to pharmaceutical companies and are taking steps to ensure that we come into compliance with all such laws. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, any of which could harm our business.

Sales of Ventavis could be harmed due to a large number of clinical trials competing for available PAH patients.

There are a number of current and planned clinical trials by companies that compete with us and which currently have drugs available to treat PAH, as well as companies with investigational drugs to treat PAH. These trials compete for patients who might otherwise be appropriate for Ventavis therapy. In addition, patients who participate in clinical trials may be offered free drug for up to one year after a trial has concluded. Over the next two years, we expect up to 1,500 PAH patients to enroll in clinical trials conducted by us and other companies. If other clinical trials successfully recruit patients who would otherwise be Ventavis patients, our sales or sales growth would be harmed and our clinical trials could be disrupted or delayed, which could slow the increased commercialization of Ventavis.

We rely on third parties to conduct our clinical trials, including our ongoing Phase II ACTIVE Trial and our Phase III VISION Trial. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approval for or further commercialize Ventavis.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials, including our ongoing ACTIVE and VISION trials. We may not be able to control the amount and timing of resources that third parties devote to our clinical trials. Identifying and enrolling patients in clinical trials from the limited available patient population is a time-consuming and sometimes difficult process, and we depend on these third parties to achieve full and timely enrollment. Establishing and maintaining good relationships with individual principal investigators and clinical trial sites is critical to us. For example, in the event that we are unable to maintain our relationships with any of our selected clinical trial sites, or elect to terminate the participation of any of these sites, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. We have no experience in conducting clinical trials in Europe, and consequently, for the VISION Trial, we are relying on a contract research organization to act as our legal representative in Europe and conduct the VISION Trial in Europe, including assisting in preparation of regulatory submissions in Europe and assisting in managing the clinical sites in Europe. If any third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data obtained in clinical trials is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain additional regulatory approval for or increase commercialization opportunities of Ventavis.

If our clinical trials or clinical disease registry generate data that are less favorable than historical data or are viewed as unsuccessful, or if our clinical trials experience significant delays or adverse events, our business could be harmed significantly.

We conduct preclinical studies and clinical trials with respect to Ventavis and have initiated a clinical disease registry to collect observational data on U.S. patients with PAH, WHO Group 1. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or maintain enrollment of enough patients to complete our clinical trials or clinical disease registry. For example, we have experienced slower-than-expected enrollment in our ACTIVE Trial. Therefore, we modified the enrollment criteria of this trial and are reviewing enrollment rates. However, even after this amendment, we may continue to experience slow patient enrollment. In addition, competitors are conducting clinical trials that compete for the same PAH patients. Even if we are able to enroll a sufficient number of patients, our current or future clinical trials may not produce positive results or adequate clinical data necessary to obtain the desired marketing approval, or may result in adverse events, which could interrupt, delay or halt our clinical trials and could result in unfavorable regulatory actions, including denial for Ventavis to be marketed for new indications, in combination with other therapies or otherwise outside of our current label. Our product development costs will also increase if we experience delays or failures in our clinical trials, and significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

Furthermore, any future product candidate, including dry powder formulations of iloprost, the active ingredient in Ventavis, or Ventavis used in combination therapy or for additional indications, may prove to be ineffective or only moderately effective in treating a targeted indication or when used in combination therapy, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining the desired regulatory approval, prevent or limit an intended commercial use, or raise concerns regarding the safety or efficacy of Ventavis for its current approved uses, any of which could have a material adverse effect on our business. In addition, our clinical disease registry may not produce positive data with respect to Ventavis or its use. The FDA and other regulatory authorities may not approve any future product that we may develop or approve Ventavis for any additional indications or combination therapy. Any such failure may severely harm our business. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval, or contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

Even if our product or any future product candidate meets safety and efficacy endpoints in clinical trials, regulatory authorities may not approve our request for labeling claims, or we may face post-approval problems that require withdrawal from the market.

Our product or any of our future product candidates, including any dry powder formulations of iloprost, the active ingredient in Ventavis, may not be receive the sought-after regulatory approval even if they achieve their endpoints in clinical trials. Regulatory agencies may approve a product candidate for fewer conditions than requested or raise concerns regarding the safety or efficacy of Ventavis for its current approved use, may grant approval subject to the performance of post-marketing studies, or may not approve the labeling claims that are necessary or desirable for the successful commercialization of Ventavis or any future product candidates. Even after regulatory approval, our product or future product candidates may later exhibit adverse effects that limit or even prevent their widespread use or that force us to withdraw from the market. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

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

If product liability lawsuits are asserted against us, we may be required to limit or halt commercialization of Ventavis, may incur substantial liabilities, and may suffer damages that exceed our insurance coverage.

We face product liability exposure related to the marketing and distribution of Ventavis and Ventavis’ clinical testing. We also face such exposure related to inhalation devices used to administer Ventavis, even though we do not manufacture or distribute those devices. If we cannot defend ourselves against product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product and any future product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	diversion of our management’s attention;

•	substantial monetary awards to patients and others;

•	loss of sales; and

•	the inability to commercialize Ventavis or any future product or product candidates.

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

Our continued commercialization of Ventavis depends upon our ability to develop, manufacture, market and sell Ventavis without infringing the proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third-party patents, which would likely require the payment of license fees or royalties or both. For example, we are aware of a use patent that we may seek to license that covers the combination of Ventavis and PDE-5 inhibitors. We may also be unaware of existing patents that may be infringed by Ventavis. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by Ventavis. Moreover, any necessary license may not be available to us on commercially reasonable terms, or at all.

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

We may require additional financing to fund our operations and continue to commercialize Ventavis.

We expect that our operating expenses will increase for the next several years, and that we will continue to spend substantial amounts to commercialize Ventavis; invest in its development to, among other things, expand its potential for additional indications and for use in combination with other FDA-approved products, develop dry powder formulations of iloprost, the active ingredient in Ventavis, and decrease its inhalation time; and license or acquire other products or product candidates. We estimate that our existing cash and cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for the foreseeable future. However, our forecast of the period of time through which our cash and cash equivalents and securities available-for-sale will last could vary materially, if Ventavis sales do not grow as expected or if we license or acquire any additional products or product candidates. In any such event, we would likely seek to finance future cash needs through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience dilution. Any debt financing may involve granting a security interest in all or a portion of our assets or restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of Ventavis or one or more product candidates.

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

We are a small company that significantly increased our number of employees in 2005, from 39 full-time employees as of December 31, 2004 to 85 full-time employees as of December 31, 2005. In order to execute our business strategy, we will need to continue to increase our operations, particularly if we license or acquire additional products or product candidates, including further expanding our employee base of managerial, sales and marketing, clinical and operational personnel. Recent growth has imposed significant added responsibilities on members of management, as will future growth, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to further develop and commercialize Ventavis, our ability to license or acquire any future products or product candidates and to develop and commercialize them, and our ability to compete effectively will depend, in part, on our ability to manage growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	attract and train new personnel and retain newly hired personnel necessary to effectively commercialize Ventavis or any products or product candidates we license or acquire;

•	integrate additional personnel; and

•	further develop our administrative, accounting and management information systems and controls.

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

Our orphan drug exclusivity for Ventavis for the treatment of PAH is an important element of our competitive strategy because Schering AG’s composition of matter patent for Ventavis expired in September 2004. Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years from approval, which for Ventavis means through December 2011. However, the FDA may permit other companies to market a form of iloprost, the active ingredient in Ventavis, to treat PAH if any such product demonstrates clinical superiority, or if we are unable to provide sufficient drug supply to meet medical needs. More than one product may be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. Any of these FDA actions could create a more competitive market for us. Our orphan drug exclusivity for Ventavis does not apply to drugs to treat PAH that do not contain iloprost, or to drugs containing iloprost that seek approval for uses other than PAH. Our orphan drug exclusivity may thus not ultimately provide us a true competitive advantage, and our business could suffer as a result.

Competitors could develop and gain FDA approval of inhaled iloprost for a different indication, which could adversely affect our competitive position.

Inhaled iloprost manufactured or distributed by other parties may be approved for different indications in the United States in the future. For example, although we have an exclusive license from Schering AG to commercialize Ventavis in the United States to treat pulmonary hypertension, Schering AG could sell, or license to other companies the right to sell, Ventavis in the United States for other indications. In the event there are other inhaled iloprost products approved by the FDA to treat indications other than those covered by Ventavis, physicians may elect to prescribe a competitor’s inhaled iloprost to treat PAH. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine or the practice of pharmacy. As a result, the FDA cannot direct physicians as to which inhaled iloprost to prescribe to their patients and physicians could prescribe and pharmacists could dispense another iloprost product for PAH even if it were not approved for PAH. Third-party payors could also develop formulary and other reimbursement policies intended to prompt use of another iloprost product instead of Ventavis whether or not that other product were approved by FDA for PAH. We would have limited ability to prevent off-label use of a competitor’s inhaled iloprost to treat PAH.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Beginning with the year ended December 31, 2005, we are required to include management’s assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, our independent registered public accounting firm is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 and each year thereafter. If for any future required period we fail to timely complete our assessment on the effectiveness of our internal control, or if our independent registered public accounting firm cannot timely attest to our assessment for any required period or reports material weaknesses in our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, FASB issued SFAS No. 123(R). SFAS No. 123(R) requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. In April 2005, the SEC adopted an amendment to Rule 4-01(a) of Regulation S-X that delays the implementation of SFAS No. 123(R) until the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result, we adopted SFAS No. 123(R) as of January 1, 2006. We plan to implement SFAS No. 123(R) using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. We expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations for 2006 and subsequent periods.

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

Our stock price has been and will likely continue to be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this Annual Report on Form 10-K, may also have a significant impact on the market price of our common stock:

•	announcements concerning product development programs or results of clinical trials by us or our competitors;

•	regulatory developments and related announcements, including announcements by the FDA and foreign regulatory authorities;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, or sales by our executive officers, directors or greater than 5% stockholders;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	litigation or government inquiries, whether or not meritorious; and

•	economic and political factors, including natural disasters, wars, terrorism and political unrest.

If there are substantial sales of our common stock, our stock price could decline, even if our business is doing well.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of a substantial number of these shares in the public market could also impair our ability to raise capital through the sale of additional equity securities.

Our stock is controlled by a small number of stockholders and the interests of these stockholders could conflict with your interests.

As of December 31, 2005, our executive officers, directors, and greater than 5% stockholders beneficially owned in the aggregate 37.2% of our common stock. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are currently located in South San Francisco, California, and consists of approximately 14,145 square feet of office space. The lease for our headquarters expires in January 2009. The current annual rental expense under this lease is approximately $250,000, subject to annual increases.

We expect to add additional office space in the United States in 2006. We also expect to add additional office space in the United States and other countries as growth opportunities present themselves, as well as to abandon locations that are no longer required to meet the needs of our business.

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

(a) Our common stock is traded on the Nasdaq National Market under the symbol “CTRX.” The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our common stock as reported by the Nasdaq National Market.

	High	Low
Fiscal 2004
Fourth Quarter (beginning October 15, 2004)	$13.14	$4.50

	High	Low
Fiscal 2005
First Quarter (ended March 31, 2005)	$12.00	$6.15
Second Quarter (ended June 30, 2005)	$10.50	$4.59
Third Quarter (ended September 30, 2005)	$15.50	$9.89
Fourth Quarter (ended December 31, 2005)	$15.00	$10.01

As of March 1, 2006, there were approximately 44 holders of record of our common stock. On March 1, 2006, the last reported sales price on the Nasdaq National Market for our common stock was $11.37.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to the number of shares of CoTherix common stock that may be issued under all of our equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of our 2004 Equity Incentive Plan, 2000 Stock Plan and 2004 Employee Stock Purchase Plan. The Company does not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (2) and (3)
Equity compensation plans approved by security holders	3,613,147	$5.25	187,598
Equity compensation plans not approved by security holders	0	0	0

(1)	Does not include options to purchase shares at the end of the ongoing offering period under the 2004 Employee Stock Purchase Plan.

(2)	The 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan contain “evergreen” provisions pursuant to which the number of authorized shares reserved for issuance thereunder automatically increases each January 1 beginning in 2005. As of January 1 of each year, the 2004 Equity Incentive Plan share reserve will automatically be increased by the lesser of 531,765 shares or that number of shares equal to 2.5% of the then outstanding common stock. On January 1, 2006, the share reserve increase was 531,765 for the 2004 Equity Incentive Plan. The number of shares available for purchase under the 2004 Employee Stock Purchase Plan will automatically increase by the lesser of 159,259 shares or 0.75% of the total number of shares of common stock then outstanding. On January 1, 2006, the share reserve increase was 159,529 for the 2004 Employee Stock Purchase Plan.
(3)	As of December 31, 2005, 406,883 shares were available for issuance under the 2004 Employee Stock Purchase Plan. Up to 37,488 shares are subject to purchase at the end of the current offering period on May 15, 2006, at which time such shares, if purchased, will no longer remain available for future issuance.

Issuer Purchases of Equity Securities

Information concerning CoTherix’s stock repurchases during each month in the quarter ended December 31, 2005 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2005	—		—	—	$—
November 1 – November 30, 2005	10,558	(1)	$2.1782	—	—
December 1 – December 31, 2005	—		—	—	—

(1)	No repurchases of common stock were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not vested upon termination of employment of an employee. The repurchase price was the option exercise price as set forth in the option agreement between the former employee and CoTherix.

ITEM 6. SELECTED FINANCIAL DATA

The following tables show selected financial data. The selected financial data, including the selected unaudited quarterly financial information, has been derived from our audited financial statements for the fiscal years ended December 31, 2001 through 2005. The information set forth below is not necessarily indicative of results of future operations, is qualified by reference to, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Total revenue	$23,874	$—	$15	$44	$40
Total operating expenses (including cost of goods sold)	50,569	38,255	11,614	4,800	3,100
Net loss	(24,576)	(37,796)	(12,628)	(4,684)	(2,883)
Net loss attributable to common stockholders	(24,576)	(62,843)	(26,978)	(4,684)	(2,883)
Basic and diluted net per share attributable to common stockholders	(1.01)	(13.39)	(59.49)	(12.67)	(8.11)

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and securities available-for-sale	$102,830	$43,251	$20,549	$1,657	$6,300
Total assets	118,678	54,410	21,343	1,968	6,629
Redeemable convertible preferred stock	—	—	40,291	10,135	10,135
Accumulated deficit	(83,660)	(59,084)	(21,228)	(8,582)	(3,898)
Total stockholders’ equity (deficit)	108,303	40,904	(20,049)	(8,560)	(3,889)

Selected Unaudited Quarterly Financial Information for the Fiscal Years Ended December 31, 2005 and 2004:

	2005
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share and share amounts)
Product sales, net	$345	$4,141	$8,412	$10,976
Cost of goods sold	316	1,305	4,011	3,072
Research and development	2,448	2,715	2,425	4,044
Selling, general and administrative	4,849	5,819	7,567	7,949
Amortization of employee stock-based compensation	1,054	1,020	1,014	961
Total operating expenses	8,667	10,859	15,017	16,026
Net loss	(8,105)	(6,283)	(6,160)	(4,028)
Net loss attributable to common stockholders	(8,105)	(6,283)	(6,160)	(4,028)
Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(0.26)	$(0.26)	$(0.14)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	21,705,450	23,887,250	23,940,564	27,868,311

	2004
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share and share amounts)
Research and development	$2,288	$6,217	$3,889	$3,183
Selling, general and administrative	1,785	1,994	1,678	2,383
Acquired product rights	150	—	7,000	—
Amortization of employee stock-based compensation	1,633	3,825	1,126	1,104
Net loss	(5,778)	(11,941)	(13,598)	(6,479)
Net loss attributable to common stockholders	(30,784)	(11,959)	(13,617)	(6,483)
Basic and diluted net loss per share attributable to common stockholders	$(40.41)	$(11.53)	$(10.92)	$(0.41)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	761,863	1,037,538	1,247,017	15,823,634

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of our business and results of operations. You should read the following discussion and analysis of our financial condition in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K. The information contained in this MD&A or set forth elsewhere in this Annual Report on Form 10-K, including without limitation information with respect to our plans and strategy for our business and our financial condition, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A or elsewhere in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling our product Ventavis in March 2005. The FDA approved Ventavis on December 29, 2004 for the treatment of PAH for patients with NYHA Class III or IV symptoms. PAH is a chronic, progressive and often fatal disease characterized by severe constriction of the blood vessels in the lungs that leads to very high pulmonary arterial pressure. We have orphan drug exclusivity for the use of Ventavis in treating PAH through December 2011.

We licensed the exclusive U.S. rights to Ventavis for the treatment of pulmonary hypertension from Schering AG in October 2003. Under the license agreement, we paid Schering AG $6.0 million upon signing the agreement and an additional $7.0 million in September 2004 as a result of the FDA’s acceptance of our NDA for Ventavis. In connection with FDA approval of Ventavis in December 2004, we paid Schering AG a $9.0 million milestone payment plus $205,000 in interest in April 2005.

Prior to licensing Ventavis, our research and development costs were associated with our product candidate CTX-100 and identifying other product candidates. During 2002 and 2003, our costs associated with the research and development of CTX-100 represented substantially all of our research and development expenses. We are working with Columbia University to terminate the agreement granting us rights to CTX-100. Subsequent to our licensing of Ventavis from Schering AG in October 2003, our research and development costs increased significantly in 2004 primarily due to clinical trials and costs to obtain regulatory approval for Ventavis. In 2005, our research and development costs decreased from 2004 as spending on clinical trials and costs to obtain regulatory approval were reduced. We expect research and development costs to increase significantly over the next several years as we focus on next-generation formulations and the further development of Ventavis for expanded uses.

Through December 31, 2004 we had not generated any sales of commercial products. We began selling Ventavis in March 2005 and recognized $23.9 million of net product sales for the year ended December 31, 2005.

We have incurred net losses since our inception. As of December 31, 2005, we had an accumulated deficit of $83.7 million. Based on our sales projections for Ventavis, we expect our losses to decrease over the next few years. However, our goal is to acquire or license the rights to additional products or product candidates, which would increase and continue our net losses.

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through December 31, 2005, we had received net cash proceeds of $177.6 million from the issuance of shares of our preferred and common stock. Through December 31, 2005, we have also collected $21.9 million from the sales of Ventavis. At December 31, 2005, we had total combined cash and cash equivalents and securities available-for-sale of $102.8 million.

Outlook

We expect our net product sales to increase over the next several years as we continue to market and sell Ventavis. While the FDA label for Ventavis specifies six to nine doses per day and we believe patients on average take approximately six doses per day. Seasonal trends and other factors may affect ongoing demand and contribute to quarterly fluctuations in sales.

We pay a fixed royalty rate to Schering AG based on net sales of Ventavis as defined in our agreement with Schering AG and will be required to make payments of $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million. We expect to exceed $25.0 million in annual net sales in 2006 and would be required to pay the $4.0 million milestone upon achieving this sales-based milestone.

We anticipate that a substantial portion of our efforts in 2006 will focus on sales and marketing activities for Ventavis, conducting additional development for expanded uses of Ventavis and continuing to build our infrastructure to support our operations. As a result, we anticipate that our research and development, as well as our sales and marketing expenses, will increase in 2006. In 2006, our planned development activities include:

•	Completing analysis of the long-term data of our STEP Trial, a Phase II clinical trial assessing combination therapy of Ventavis with Tracleer® (bosentan), an approved oral treatment for PAH;

•	Completing our ACTIVE Trial, a Phase II clinical trial to evaluate the effectiveness of Ventavis for the treatment of pulmonary hypertension associated with IPF;

•	Conducting our VISION Trial, a Phase III clinical trial to evaluate the safety and efficacy of adding Ventavis as a treatment for PAH patients receiving sildenafil, including two different dosing regimens;

•	Initiating enrollment of patients in our clinical disease registry, the REVEAL Registry, a longitudinal, open-label registry for PAH patients in the United States;

•	Initiating a clinical trial to evaluate the potential to deliver Ventavis more rapidly into the lungs using a reprogrammed I-neb device. If successful, we believe the delivery time of Ventavis could be reduced from the current 8 to 10 minutes per dose to approximately 4 to 5 minutes per dose;

•	Continuing to work with Innovata to develop an extended-release dry powder formulation of iloprost, the active ingredient in Ventavis, with a goal to require fewer treatments per day and shorter treatment times, and initiating preclinical development for a rapid-release dry powder formulation of Ventavis that could require shorter treatment times; and

•	Sponsoring physician-initiated trials.

To expand our product pipeline, we will continue to actively pursue opportunities to license or acquire additional products or product candidates, which we anticipate would require additional capital and personnel.

Due to the significant risks and uncertainties inherent in drug development, our dependence on third party manufacturing and the uncertainty of the regulatory process, the costs and timelines to complete further development of Ventavis and any future product or product candidates are not accurately predictable. We continue to make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to scientific, clinical and business considerations. In addition, commercialization of Ventavis and the sales levels that we expect to achieve are subject to various risks, including without limitation competition from existing and future products; dependence on third parties to, among other things, manufacture and distribute Ventavis and to manufacture and supply inhalation devices; our ability to effectively utilize our sales and marketing organization; the ability to obtain adequate reimbursement for Ventavis and approved inhalation devices; our ability to obtain regulatory approvals to expand the commercial potential of Ventavis; and market acceptance of Ventavis. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in a new and rapidly evolving market. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Operations Overview

Net product sales consist solely of sales of Ventavis that are reduced for estimates of rebates and returns.

Cost of goods sold consists of product and royalty costs paid or payable to Schering AG, amortization of acquired product rights, write-downs of inventory as required for lower of cost or market value or required for obsolescence, and certain distribution costs. We expect our product, royalty and distribution cost of goods sold to increase in the future proportionately to sales of Ventavis. We purchase our inventory in euros, and therefore our inventory and related cost of goods sold are subject to fluctuations in euro to U.S. dollar exchange rates. We evaluate our inventory for obsolescence and reserve for such obsolescence, if any, based on available information. During the year ended December 31, 2005, we recorded a write-down of $1.6 million of inventory costs in cost of goods sold due to our transition to smaller ampules related to the approval of the I-neb device. The write-down consisted of an inventory reserve of $1.5 million, and $126,000 that we recorded as an accrued liability for estimated destruction costs of the excess inventory of the larger ampules at December 31, 2005. In addition, amortization of amounts capitalized as intangible acquired product rights consisting of milestone payments for licensed products that have been approved by the FDA for marketing are included in our cost of goods sold. We expect that amortization of acquired product rights will increase in the future if we achieve additional sales-based milestones for Ventavis and if we acquire or license additional products or product candidates that have been approved by the FDA for marketing. We capitalize our sales-based milestones for Ventavis when such milestones are achieved and amortize them ratably over the estimated remaining life of the product. We expect to exceed $25.0 million in annual net sales in 2006 and would be required to pay the $4.0 million milestone upon achieving this sales-based milestone.

Acquired product rights expenses consist of payments, including upfront license fees and milestone payments for acquired products that have not been developed into saleable products or approved by regulatory agencies. These amounts are charged to expense as incurred.

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with our clinical trials and field-based clinical activities, non-clinical activities such as pharmaceutical development costs, toxicology testing, medical education, regulatory activities and research-related overhead expenses. These expenses include regulatory consultants, development milestones, clinical supplies and the costs of other clinical vendors such as clinical research organizations and investigators. We expense all research and development costs as they are incurred. We expect our research and development expenses to increase significantly over the next several years as we expand our next-generation formulation efforts and continue to develop Ventavis. In addition, we expect these costs will increase substantially if we license additional products or product candidates.

Selling, general and administrative expenses consist primarily of salaries and related expenses, marketing programs, costs associated with our sales force, patient management fees and professional services fees. We anticipate selling, general and administrative expenses will continue to increase as a result of the continued commercialization of Ventavis and the other activities associated with the planned expansion of our business. Costs have also increased and will continue to increase as we incur additional costs for staffing, sales and marketing initiatives and insurance and other professional fees associated with our operating as a public company. In addition, selling, general and administrative expenses in 2005 included costs of transitioning patients from the Prodose device to the I-neb device.

As a public company, we must comply with the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, and the related rules and regulations of the SEC, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. Pursuant to Sarbanes-Oxley, we are required to maintain adequate corporate oversight and internal controls, among other responsibilities. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and to remain in compliance with current and new requirements.

Critical Accounting Policies and Estimates

This MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our financial statements. The following accounting policies are important in fully understanding and evaluating our reported financial results.

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We sell to two customers, both of which are specialty pharmacies. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. Revenue is generally recognized upon shipment when title passes to a credit-worthy customer and reserves are recorded for estimated returns and rebates. We began to sell Ventavis in March 2005, and we have made estimates of product returns and rebates based on competitive product information, historical information and governmental regulations. We believe our estimates are reasonable, but due to the nature of our business model and based on limited experience, these estimates are subjective. We review all sales transactions for potential rebates each month and monitor product ordering cycles and actual returns, product expiration dates and inventory levels to estimate potential product return rates. We believe that our reserves are adequate, but not excessive.

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

During the year ended December 31, 2005, we recorded a charge of $1.6 million to cost of goods sold related to the transition to a smaller ampule related to the approval of the I-neb device. This charge consisted of an inventory reserve of $1.5 million, and $126,000 that we recorded as an accrued liability for the estimated destruction costs of the excess inventory of larger ampules at December 31, 2005.

Other Accrued Liabilities

We began providing existing patients with Respironics’ new I-neb device in December 2005. We recorded an estimate at September 30, 2005, based on the number of patients that we anticipated would transition to the I-neb device as well as the timing of manufacturing and expected delivery of the new devices to patients. We monitor these factors to the extent possible and adjust estimates accordingly, and we believe no adjustment was necessary as of December 31, 2005. These costs are related to the inhalation device which we do not sell and as a result these costs have been recorded as a component of selling, general and administrative costs.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants to employees and directors at exercise prices below the deemed fair value of the underlying common stock. We recognize this compensation expense on a straight-line basis over the vesting period of the underlying option, generally four years.

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

We granted certain stock options during the years ended December 31, 2003 and 2004 that resulted in deferred stock compensation of $10.7 million and $13.6 million, respectively. Deferred stock compensation represents the difference between the deemed fair value of common stock and the option exercise price at the date of grant. It is recorded as a reduction to stockholders’ equity and is amortized as compensation expense over the vesting period of the options, generally four years. The amount of deferred stock-based compensation expensed in the year ended December 31, 2005, 2004 and 2003 was $4.0 million, $7.7 million and $656,000, respectively.

In 2005, we reversed $977,000 of unamortized deferred stock-based compensation to reflect employee terminations. In 2004, we recorded a $4.1 million reversal in unamortized deferred stock-based compensation to reflect employee terminations, including $3.6 million related to our former Chief Executive Officer who resigned in June 2004.

Deemed Dividend upon Issuance of Redeemable Convertible Preferred Stock

In February 2004, we consummated the supplemental closing of our Series C redeemable convertible preferred stock financing resulting in net cash proceeds of $25.0 million. Subsequent to the commencement of our initial public offering, the fair value of our common stock was determined to be $11.70 per share as of February 2004. Accordingly, we recorded a deemed dividend of $25.0 million as of February 2004 based on management’s good faith judgment that the fair value of our common stock was $11.70 per share as of February 2004. Management used varying estimates and assumptions in determining fair value of our common stock because our common stock was not publicly traded at that time. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per share for year ended December 31, 2004.

Accounting for Intangible Assets

Our intangible assets consist of acquired product rights. We apply judgments to determine the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, the existence of competing technology and potential obsolescence.

We review intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our asset impairment review assesses the fair value of the assets based on the future cash flow we expect the assets to generate. The assumptions we use in determining cash flows attributable to our intangible assets over their respective estimated useful lives are consistent with the plans and estimates we use to manage our underlying business. In making these estimates, we are required to make judgments as to the future sales and expenses generated by the asset. The assumptions and estimates we use when determining the fair value of long-lived assets are highly subjective due to the forward-looking nature of these estimates. In some cases we are required to estimate cash flows related to a particular long-lived asset for up to 10 years. We record the amortization of acquired product rights in costs of goods sold.

We will recognize an impairment loss if the estimated undiscounted future cash flows we expect to receive from the use of the assets, plus net proceeds we expect from the disposition of such assets, if any, are less than the carrying value of the assets. If we identify an impairment, then we will reduce the carrying amount of the assets to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through December 31, 2005, there has been no such impairment.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Product sales, net. Product sales, net are comprised of sales of our product, Ventavis, which we began to sell in March 2005. We recognized $23.9 million of net product sales for the year ended December 31, 2005. We had no product sales for the year ended December 31, 2004.

Cost of goods sold and gross margin. The following table summarizes our cost of goods sold and gross margin (as a percentage of product sales, net) for the year ended December 31, 2005 (in thousands):

		% of Product sales, net
Product sales, net	$23,874	100%
Cost of goods sold	6,204	26
Amortization of acquired product rights	900	4
Inventory write-down	1,474	6
Estimated destruction costs	126	1

Total cost of goods sold	8,704	37

Gross margin	$15,170	63%

Our cost of goods sold as a percentage of net product sales for the year ended December 31, 2005 was 37%. Total cost of goods sold represents the cost of product, shipping, distribution and handling costs, a royalty owed to Schering AG based on net product sales (as defined in our agreement with Schering AG), the amortization of acquired product rights and write-downs of inventory, as required. Cost of goods sold for the year ended December 31, 2005 included a write-down of $1.6 million related to the transition from the larger ampules of Ventavis, which were being used with the Prodose device, to the smaller ampules of Ventavis, which were designed for use with the I-neb device. The I-neb device began shipping to new and existing patients in December 2005 and the smaller ampules of Ventavis are expected to begin shipping to customers during the first half of 2006. In the year ended December 31, 2005, we amortized $900,000 of the $9.0 million acquired product rights milestone. This milestone was capitalized at December 29, 2004 upon FDA approval of Ventavis. This intangible asset is being amortized over 10 years from product approval.

Acquired product rights. We expensed a $7.0 million license fee paid to Schering AG for rights to Ventavis and $150,000 under license agreements with other third parties in the year ended December 31, 2004. For the year ended December 31, 2005, we did not incur any expense related to acquired product rights as we did not make any initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, were under development or were not approved by the FDA for marketing or had not reached technical feasibility and had no foreseeable alternative future use.

Research and development. Research and development expenses decreased from $15.6 million in the year ended December 31, 2004 to $11.6 million in the year ended December 31, 2005. The decrease in 2005 as compared to 2004 primarily reflected decreases of $6.6 million in spending related to clinical trials and costs required to obtain regulatory approval for Ventavis in 2004, partially offset by increases of $1.3 million in development costs, a majority of which are for reformulation efforts, and headcount and related costs of $1.3 million.

Selling, general and administrative. Selling, general and administrative expenses increased from $7.8 million in 2004 to $26.2 million in 2005. The increases in 2005 as compared to 2004 primarily reflected increases in headcount and related costs of $9.5 million, which included sales incentives (subsequent to receiving FDA approval), increases in recruiting, hiring and travel costs of additional personnel (particularly, the hiring of our sales force), increases in professional fees of $2.0 million in 2005, and increases in Ventavis marketing and patient management fees of $5.9 million in 2005. The increase from 2004 to 2005 in selling, general and administrative expenses also included the costs to transition patients from the Prodose device to the I-neb device and costs associated with operating as a public company, including compliance with Sarbanes-Oxley.

Amortization of employee stock-based compensation. Amortization of employee stock-based compensation related to research and development activities decreased slightly from $1.7 million in 2004 to $1.6 million in 2005. This slight decrease was due to the departure of employees.

Amortization of employee stock-based compensation related to selling, general and administrative activities decreased from $5.9 million in 2004 to $2.5 million in 2005. The decreases in 2005 as compared to 2004 resulted primarily from the departure of our former Chief Executive Officer in June 2004. Upon his resignation, half of his options became immediately vested, and were therefore expensed to stock-based compensation, and the remaining options were cancelled.

Interest and other income, net. Interest and other income, net, was $463,000 in 2004 compared to $2.3 million in 2005. This increase was primarily in interest income related to our higher combined cash and cash equivalents and securities available-for-sale balances in 2005 as a result of our equity financings in 2004 and 2005.

Interest expense. Interest expense was $4,000 in 2004 compared to $217,000 in 2005. This increase in 2005 primarily related to the interest cost associated with the deferral of the $9.0 million milestone payment due to Schering AG, which was paid in April 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Grant revenue. We recognized government-sponsored grant revenue of $15,000 in 2003 and had no government-sponsored grant revenue in 2004 as a result of the completion in the second quarter of 2003 of a CTX-100 research project.

Research and development. Research and development expenses increased from $2.1 million in 2003 to $15.6 million in 2004. The $13.5 million increase primarily reflected an increase of $2.5 million for the recruitment and hiring of additional clinical, regulatory and operational personnel, an increase of $4.0 million for our clinical trial costs, an increase of $3.3 million for clinical supplies and milestones for the Ventavis drug delivery device, and an increase of $2.7 million for the expansion of our clinical, regulatory and operational activities required to obtain regulatory approval for Ventavis.

Selling, general and administrative. Selling, general and administrative expenses increased from $2.8 million in 2003 to $7.8 million in 2004. The $5.0 million increase primarily reflected an increase of $2.5 million for additional personnel and an increase of $1.8 million in professional fees, consultants and business development and marketing activities.

Amortization of employee stock-based compensation. Amortization of employee stock-based compensation related to research and development activities was zero in 2003 and was $1.7 million in 2004. Amortization of employee stock-based compensation related to selling, general and administrative activities increased from $656,000 in 2003 to $5.9 million in 2004. The increases in 2004 as compared to 2003 resulted primarily from the addition of new employees and their related employee stock-based compensation expense resulting from stock options granted at exercise prices below the deemed fair value of the underlying common stock.

Acquired product rights. We expensed a $6.0 million license fee paid to Schering AG for rights to Ventavis in 2003, as well as $65,000 under license agreements with other third parties. In the year ended December 31, 2004, we paid to Schering AG and expensed a milestone payment of $7.0 million and paid and expensed $150,000 to other third parties. In December 2004, we capitalized the $9.0 million milestone payment due to Schering AG upon the FDA approval of Ventavis. This $9.0 million amount was paid in April 2005 and is being amortized over 10 years from product approval; no amounts were amortized in 2004. The intangible asset and its related amortization period will be assessed regularly for impairment.

Interest and other income, net. Interest and other income, net, increased from $49,000 in 2003 to $463,000 in 2004. This increase was primarily in interest income related primarily to our higher cash balances as a result of our equity financings, including net proceeds from our initial public offering in October 2004 of approximately $25.2 million and the supplemental closing of our Series C redeemable convertible preferred stock financing in February 2004 of approximately $25.0 million.

Interest expense. Interest expense decreased from $1.1 million in 2003 to $4,000 in 2004. This decrease in interest expense related to our interest cost associated with the beneficial conversion features of and warrants related to the redeemable convertible notes payable issued in 2003 as discussed in Note 7 to our financial statements.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through December 31, 2005, we had received net cash proceeds of $177.6 million from the issuance of shares of our preferred and common stock and we have also collected $21.9 million from sales of Ventavis. At December 31, 2005, we had total combined cash and cash equivalents and securities available-for-sale of $102.8 million.

For the year ended December 31, 2005, we used net cash of $26.3 million for operating activities and experienced a net loss for the period of $24.6 million. Cash used in operating activities included a $9.0 million milestone payment to Schering AG and expenses included $4.0 million in non-cash amortization of deferred stock-based compensation. Net cash used in investing activities for the year ended December 31, 2005 was $78.6 million, which reflected $116.9 million of purchases of securities available-for-sale and $882,000 for purchases of property and equipment, offset by maturities of securities available-for-sale of $39.2 million. Net cash provided from financing activities for the year ended December 31, 2005 was $87.6 million, primarily from our follow-on public offerings of common stock in February and October 2005.

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

We currently expect to use our existing cash and cash equivalents, and securities available-for-sale, for the following purposes:

•	commercialization of Ventavis, including purchases of inventory and sales and marketing activities;

•	additional clinical development of Ventavis in combination with other therapies and in new indications;

•	development of dry powder formulations of iloprost, the active ingredient in Ventavis; and

•	licensing or acquiring and developing additional products or product candidates.

We expect to use the remainder of our existing cash and cash equivalents to fund working capital and capital expenditures, including the costs relating to a new facility to accommodate our growth. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including, without limitation, the progress of our product development, regulatory requirements, the success of our commercialization efforts, the financial implications of licensing or acquiring additional products or product candidates and the amount of cash used by our operations.

We continue to incur significant losses. We will continue to increase our spending in connection with the commercialization of Ventavis. In April 2005 we paid Schering AG $9.2 million, which included a $9.0 million milestone payment and $205,000 in interest, and we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million, as well as a royalty based on net sales of Ventavis. We expect to exceed $25.0 million in annual net sales in 2006 and would be required to pay the $4.0 million milestone upon achieving this sales-based milestone. Based on our current sales projections for Ventavis, we anticipate that our existing cash and cash equivalents, and securities available-for-sale, will be sufficient to fund our operations for the foreseeable future. However, our goal is to acquire or license the rights to additional products or product candidates, which we anticipate would require additional financial resources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, particularly if we acquire or license the rights to additional products or product candidates or if our sales of Ventavis do not meet current projections. If we are unable to raise additional capital when required or on acceptable terms and if our sales of Ventavis do not meet current projections, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or other development activities or curtail our operations.

We expect that our existing capital resources, supplemented by cash we project will be generated from sales of Ventavis, will be adequate to satisfy our capital needs for the foreseeable future. However, we anticipate that these resources will not be adequate if we were to acquire or license the rights to any additional product or product candidate. Our future capital requirements will depend on many factors that may impact our current projections and forecasts, including but not limited to:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the level of sales achieved by Ventavis;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials, clinical registry and other development activities;

•	the costs and timing of regulatory submissions; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and other legal costs.

Contractual Obligations

Our contractual obligations as of December 31, 2005 are set forth in the following table (in thousands):

	Payments Due by Period
	Total	Through December 31, 2006	2007 to 2008	2009 to 2010	Thereafter
Manufacturing supply agreement	$14,097	$10,415	$3,682	$—	$—
Operating lease	969	289	603	77	—

Total	$15,066	$10,704	$4,285	$77	$—

The above table reflects only payment obligations that are fixed and determinable. We entered into a five-year commitment for the operating lease for our office facility in December 2003. Prior to moving into the facility, we delivered to the landlord an irrevocable letter of credit in the amount of $144,000 as a security deposit. The letter of credit can be reduced in the future if we maintain a minimum cash balance and maintain a certain ratio of current assets over current liabilities. At December 31, 2005, $95,000 of restricted cash was classified as a long-term asset and $49,000 of restricted cash was classified as a short-term asset related to this letter of credit.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement we determine our minimum purchase obligations at the end of each quarter. At December 31, 2005, we estimated our minimum purchase obligation to be $14.1 million; in January 2006 we formalized our commitment to purchase this amount of Ventavis inventory from Schering AG through the first quarter of 2008, which is reflected in the table above. We committed to purchase the smaller sized ampules beginning in 2006. We currently do not have a commitment to purchase any of the larger ampules.

In addition, we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million. We expect to exceed $25.0 million in annual net sales in 2006 and would be required to pay the $4.0 million milestone upon achieving this sales-based milestone. We also have agreed to pay Schering AG a royalty based on Ventavis net sales until the later of the last to expire patent under the agreement covering Ventavis or ten years from the first commercial sale of Ventavis.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities.

Income Taxes

As of December 31, 2005, we had federal and state net operating loss carryforwards of $55.0 million and $53.0 million, respectively, which begin to expire in 2020 and 2013, respectively, if not utilized. As of December 31, 2004, we had federal and state net operating loss carryforwards of $34.0 million and $33.0 million, respectively, which begin to expire in 2020 and 2013, respectively, if not utilized. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2005 and 2004, we had deferred tax assets primarily representing the benefit of net operating loss carryforwards, capitalized license fees and capitalized start-up costs. We did not record a benefit for the deferred tax assets because realization of the deferred tax assets was uncertain and, accordingly, a valuation allowance is provided to completely offset the deferred tax assets.

At December 31, 2005, we also had federal and state research and development tax credit carryforwards of approximately $649,000 and $736,000, respectively.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents and securities available-for-sale at December 31, 2005 included a variety of corporate debt securities, asset-backed securities, federal agency securities and money market funds.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation), or SFAS 123(R). SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt the new standard effective as of January 1, 2006. In March 2005, Staff Accounting Bulletin No. 107, or SAB 107, was issued permitting registrants to choose from different valuation models to estimate the fair value of share options, and also providing guidance on developing assumptions used in implementing SFAS 123(R).

We plan to apply SFAS 123(R) using the modified prospective method, under which compensation cost is recognized beginning on January 1, 2006 (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. We expect that the adoption of SFAS 123(R) will have a material adverse impact on our future results of operations and net loss per share.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CoTherix, Inc.

We have audited the accompanying balance sheets of CoTherix, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoTherix, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CoTherix, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 9, 2006

COTHERIX, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$25,865	$43,251
Securities available-for-sale	76,965	—
Interest receivable	965	—
Accounts receivable, net of allowance for doubtful accounts of $36 and none at December 31, 2005 and 2004, respectively	2,390	—
Inventory, net	510	—
Prepaid expenses and other current assets, including restricted cash of $49 and none at December 31, 2005 and 2004, respectively	2,216	876

Total current assets	108,911	44,127
Restricted cash	95	144
Property and equipment, net	1,572	1,139
Acquired product rights, net	8,100	9,000

Total assets	$118,678	$54,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,192	$376
Accrued compensation	3,845	1,333
Accrued clinical development liabilities	113	596
Accrued acquired product rights	—	9,000
Other accrued liabilities	5,008	1,657
Liability for early exercise of stock options	20	245

Total current liabilities	10,178	13,207
Liability for early exercise of stock options—non-current portion	5	38
Deferred rent—non-current portion	192	261

Commitments:
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,356,792 shares and 19,426,688 shares issued and outstanding at December 31, 2005 and 2004, respectively	28	19
Additional paid-in capital	198,764	111,698
Deferred stock compensation	(6,703)	(11,729)
Accumulated other comprehensive loss	(126)	—
Accumulated deficit	(83,660)	(59,084)

Total stockholders’ equity	108,303	40,904

Total liabilities and stockholders’ equity	$118,678	$54,410

See accompanying notes

COTHERIX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Product sales, net	$23,874	$—	$—
Grant revenue	—	—	15

Total revenue	23,874	—	15
Operating expenses:
Cost of goods sold	8,704	—	—
Research and development	11,632	15,577	2,063
Selling, general and administrative	26,184	7,840	2,830
Acquired product rights	—	7,150	6,065
Amortization of employee stock-based compensation related to:
Research and development	1,574	1,748	—
Selling, general and administrative	2,475	5,940	656

Total operating expenses	50,569	38,255	11,614

Loss from operations	(26,695)	(38,255)	(11,599)
Interest and other income, net	2,336	463	49
Interest expense	(217)	(4)	(1,078)

Net loss	(24,576)	(37,796)	(12,628)
Accretion to redemption value of redeemable convertible preferred stock	—	(60)	(18)
Deemed dividend upon issuance of Series C redeemable convertible preferred stock and issuance of common stock upon exchange of convertible preferred warrants	—	(24,987)	(14,332)

Net loss attributable to common stockholders	$(24,576)	$(62,843)	$(26,978)

Basic and diluted net loss per share attributable to common stockholders	$(1.01)	$(13.39)	$(59.49)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	24,385,414	4,692,097	453,509

See accompanying notes

COTHERIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	2,545,185	$10,135	385,474	$1	$21	$—	$—	$(8,582)	$(8,560)
Issuance of preferred stock warrants for cash in June and August 2003	—	2	—	—	—	—	—	—	—
Debt discount related to the issuance of warrants with convertible debt financing in June and August 2003	—	636	—	—	—	—	—	—	—
Beneficial conversion feature associated with convertible debt financing in June and August 2003	—	410	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock at $5.69 per share for cash, net of issuance costs of $216 in October 2003	4,879,166	27,562	—	—	—	—	—	—	—
Beneficial conversion feature of Series C redeemable convertible preferred stock and issuance of common stock upon exchange of convertible preferred warrants	—	—	302,652	—	14,332	—	—	—	14,332
Deemed dividend for Series C redeemable convertible preferred stock	—	—	—	—	(14,332)	—	—	—	(14,332)
Issuance of preferred stock at $5.69 and $1.90 per share upon conversion of debt and interest in October 2003	390,400	1,528	—	—	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	18	—	—	—	—	—	(18)	(18)
Issuance of common stock at $0.25 and $0.45 per share for cash upon exercise of options in September and December 2003	—	—	18,145	—	8	—	—	—	8
Deferred stock compensation	—	—	—	—	10,653	(10,653)	—	—	—
Fair value of stock options issued for services	—	—	—	—	493	—	—	—	493
Amortization of deferred stock compensation	—	—	—	—	—	656	—	—	656
Net and comprehensive loss	—	—	—	—	—	—	—	(12,628)	(12,628)

Balance at December 31, 2003	7,814,751	40,291	706,271	1	11,175	(9,997)	—	(21,228)	(20,049)

See accompanying notes

COTHERIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS—(Continued)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	7,814,751	$40,291	706,271	$1	$11,175	$(9,997)	$—	$(21,228)	$(20,049)
Issuance of Series C redeemable convertible preferred stock at $5.69 per share for cash, net of issuance costs of $13 in February 2004	4,391,286	24,987	—	—	—	—	—	—	—
Beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	—	—	24,987	—	—	—	24,987
Deemed dividend for Series C redeemable convertible preferred stock	—	—	—	—	(24,987)	—	—	—	(24,987)
Accretion to redemption value of redeemable convertible preferred stock	—	60	—	—	—	—	—	(60)	(60)
Issuance of common stock at $5.00 per share for services rendered in September 2004	—	—	2,424	—	12	—	—	—	12
Issuance of common stock at $0.45 to $4.29 upon exercise of stock options in 2004	—	—	410,203	—	210	—	—	—	210
Vesting of common stock from early exercise of stock options	—	—	292,520	—	174	—	—	—	174
Deferred stock compensation	—	—	—	—	13,559	(13,559)	—	—	—
Fair value of stock options issued for services	—	—	—	—	193	—	—	—	193
Amortization of deferred stock compensation	—	—	—	—	—	7,688	—	—	7,688
Reversal of deferred stock compensation due to employee terminations	—	—	—	—	(4,139)	4,139	—	—	—
Issuance of common stock at $6.00, net of offering costs of $4,806 in October 2004	—	—	5,000,000	5	25,189	—	—	—	25,194
Conversion of redeemable convertible preferred stock into common stock in October 2004	(12,206,037)	(65,338)	13,015,270	13	65,325	—	—	—	65,338
Net and comprehensive loss	—	—	—	—	—	—	—	(37,796)	(37,796)

Balance at December 31, 2004	—	—	19,426,688	19	111,698	(11,729)	—	(59,084)	40,904

See accompanying notes

COTHERIX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS—(Continued)

(In thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	$—	19,426,688	$19	$111,698	$(11,729)	$—	$(59,084)	$40,904
Issuance of common stock at $8.90, net of offering costs of $2,871 in February 2005	—	—	4,250,000	4	34,949	—	—	—	34,953
Issuance of common stock at $13.00, net of offering costs of $4,145 in October 2005	—	—	4,337,500	4	52,239	—	—	—	52,243
Issuance of common stock at $0.25 to $5.00 upon exercise of stock options in 2005	—	—	125,418	1	184	—	—	—	185
Issuance of common stock at $5.40 and $6.56 under employee stock purchase plan in 2005	—	—	33,781	—	211	—	—	—	211
Vesting of common stock from early exercise of stock options	—	—	193,963	—	237	—	—	—	237
Repurchase of unvested common stock	—	—	(10,558)	—	—	—	—	—	—
Fair value of stock options issued for services	—	—	—	—	223	—	—	—	223
Amortization of deferred stock compensation	—	—	—	—	—	4,049	—	—	4,049
Reversal of deferred stock compensation due to employee terminations	—	—	—	—	(977)	977	—	—	—
Net loss	—	—	—	—	—	—	—	(24,576)	(24,576)
Change in unrealized loss on available for sale securities	—	—	—	—	—	—	(126)	—	(126)

Comprehensive loss	—	—	—	—	—	—	—	—	(24,702)

Balance at December 31, 2005	—	$—	28,356,792	$28	$198,764	$(6,703)	$(126)	$(83,660)	$108,303

See accompanying notes

COTHERIX, INC.

STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(24,576)	$(37,796)	$(12,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	263	27
Amortization of acquired product rights	900	—	—
Amortization of deferred stock compensation	4,049	7,688	656
Fair value of stock options issued for services	223	205	493
Loss on disposal of fixed assets	7	19	—
Amortization of premium on securities available-for-sale	650	—	—
Non-cash interest expense	—	—	1,077
Changes in assets and liabilities:
Accounts receivable, net	(2,390)	—	—
Interest receivable	(965)	—	—
Inventory, net	(510)	—	—
Prepaid and other current assets	(1,340)	(246)	(464)
Restricted cash	49	(91)	—
Other long-term assets	—	—	44
Acquired product rights	—	(9,000)	—
Accounts payable	816	(17)	188
Accrued compensation	2,512	982	328
Accrued clinical development liabilities	(483)	596	(79)
Accrued acquired product rights	(9,000)	9,000	—
Other accrued liabilities	3,280	1,278	271

Net cash used in operating activities	(26,336)	(27,119)	(10,087)

Cash flows from investing activities:
Purchases of property and equipment	(882)	(1,027)	(90)
Proceeds from securities available-for-sale	39,157	—	—
Purchases of securities available-for-sale	(116,898)	—	—

Net cash used in investing activities	(78,623)	(1,027)	(90)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchased shares and excluding early exercised options	87,560	25,651	8
Proceeds from issuance of redeemable convertible preferred stock warrants	—	—	2
Proceeds from early exercise of options	13	210	—
Proceeds from issuance of convertible debt	—	—	1,497
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	24,987	27,562

Net cash provided by financing activities	87,573	50,848	29,069

Net increase (decrease) in cash and cash equivalents	(17,386)	22,702	18,892
Cash and cash equivalents at the beginning of period	43,251	20,549	1,657

Cash and cash equivalents at the end of period	$25,865	$43,251	$20,549

Supplemental cash flow data:
Interest paid	$218	$3	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of redeemable convertible preferred stock upon conversion of debt and accrued interest	$—	$—	$1,528
Debt discount related to the issuance of warrants with convertible debt financing	—	—	636
Beneficial conversion feature associated with convertible debt financing	—	—	410
Accretion of redemption value of redeemable convertible preferred stock	—	60	18
Deferred stock compensation	—	13,559	10,653
Deemed dividend to redeemable convertible preferred stockholders	—	(24,987)	(14,332)
Tenant improvement allowance	—	283	—
Reversal of deferred stock based compensation due to employee terminations	977	4,139	—

See accompanying notes

COTHERIX, INC.

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

From inception (February 10, 2000) through December 31, 2004, the Company was a development stage company and its financial statements during that period were prepared in conformity with accounting principles generally accepted in the United States governing development stage companies. During that time period, the Company’s primary activities were establishing its offices, recruiting personnel, licensing product candidates, conducting research and development, conducting preclinical and field-based clinical activities, submitting regulatory filings with the Food and Drug Administration (“FDA”), preparing for a product launch, performing business and financial planning, and raising capital. The Company received FDA marketing approval for Ventavis® (iloprost) Inhalation Solution, its first product, on December 29, 2004. During the first quarter of 2005, the Company exited the development stage after it began selling the product in the United States in March 2005.

The Company has sustained operating losses since inception. Based on the Company’s sales projections for Ventavis, the Company expects such losses to decrease over the next few years and plans to finance future operations from sales of Ventavis. However, if sales of Ventavis are lower than projections, the Company’s losses could increase. In addition, the Company’s goal is to acquire or license the rights to additional products or product candidates, which would also increase and continue the Company’s losses. If the Company cannot fund operations from sales of Ventavis or acquires the rights to additional products or product candidates, the Company would likely seek additional capital through a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates their estimates and judgments. Management bases its estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of less than three months when purchased to be cash and cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximate estimated fair value at December 31, 2005 and 2004.

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Securities Available-for-Sale

The Company classifies investments in marketable securities as securities available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company considers investments with a maturity date of more than three months, but less than twelve months, from the date of purchase to be short-term investments and the Company has classified these securities in current assets. As of December 31, 2005, the Company had short-term securities available-for-sale of $76,965. Securities available-for-sale are carried at estimated fair value, with unrealized gains and losses reported as other comprehensive income or loss, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific identification method.

Concentration of Credit Risk

Cash equivalents and securities available-for-sale are financial instruments that potentially subject the Company to risk. The Company has established guidelines for investing excess cash relative to diversification and maturities that it believes maintain safety and liquidity. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests its excess cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and by policy, restricts exposure to any single corporate issuer by imposing concentration limits. To reduce the exposure due to interest rate fluctuations, the Company also maintains investments with short effective maturities.

The Company’s revenues and trade receivables are concentrated in two specialty pharmacy customers. The Company performs credit evaluations on the financial condition of its two customers and limits the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. The Company’s two customers represented 71% and 29%, respectively, of accounts receivable at December 31, 2005 and 80% and 20%, respectively, of net product sales for the year ended December 31, 2005.

Fair Value of Financial Instruments

The Company carries cash and cash equivalents and securities available-for-sale at fair value. The Company’s other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their respective carrying values, due to the short-term nature of these balances.

Restricted Cash

As of December 31, 2005 and December 31, 2004, the Company classified $144 of cash used as collateral for an irrevocable letter of credit required under the terms of the facilities lease as restricted cash. At December 31, 2005, $95 was classified as long-term restricted cash and $49 was included in prepaid expenses and other current assets. At December 31, 2004, $144 was classified as restricted cash.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

of the respective assets, generally three to five years. Leasehold improvements are amortized over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and acquired product rights subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2005, there has been no such impairment.

Revenue Recognition

The Company recognizes revenue generally upon delivery when title passes to a credit-worthy customer and records reserves for estimated returns and rebates as an adjustment to revenue. The Company is obligated to accept from customers the return of its product if damaged or due to FDA recall, if any. The Company believes that it has been able to make reasonable and reliable estimates of product returns and rebates based upon competitive product information, historical information for its product and governmental regulations. The Company reviews all sales transactions for potential rebates each month and believes that its accruals are adequate. These revenue reductions are generally included in other accrued liabilities in the Company’s balance sheet.

The Company recognized revenue amounting to $15 from a government grant for the year ended December 31, 2003. The grant was completed in 2003. Revenue related to grants is recognized as related research and development expenses are incurred, and when such research and development expenses are within the approved limits.

Purchase Obligations for Inventory

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in January 2006, the Company committed to purchasing minimum amounts of Ventavis through the first quarter of 2008. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels. The Company also is required to make judgments as to the expiration dates of its product, since its product can no longer be used after its expiration date. As part of its excess inventory assessment for its product, the Company also considers the expiration date of its product to be manufactured in the future under minimum purchase obligations.

Significant differences between the Company’s current estimates and judgments and future estimated demand for its product and the useful life of its inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on the Company’s financial condition and results of operations during the period in which the Company

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

recognizes an inventory reserve. During the year ended December 31, 2005, the Company recorded a $1,600 charge to cost of goods sold for excess inventory and contractual purchase commitments for inventory in excess of forecasted needs. The charge is a result of FDA approval for the I-neb device. The I-neb device utilizes a smaller ampule size than the Prodose device and as such, the Company has recorded the costs to write-down a portion of the larger ampule inventory. This charge consists of an inventory reserve of $1,474, and $126 has also been recorded as an accrued liability for the estimated destruction costs of the excess inventory of the larger ampules at December 31, 2005.

Respironics, Inc. manufactures and sells the inhalation devices used to administer the Company’s product, which devices are distributed by the Company’s specialty pharmacy customers. Pursuant to its agreement with Respironics, the Company began reimbursing Respironics in December 2005 for the cost of new I-neb devices for patients transitioning from the Prodose to I-neb devices. The Company recorded an estimate in the quarter ended September 30, 2005, based on the number of patients that the Company anticipated would transition to the new I-neb device as well as the timing of manufacturing and expected delivery of the new devices to patients. At December 31, 2005, the Company reviewed these factors and determined no further adjustments were necessary. Such costs are a component of selling, general and administrative costs.

Inventories and Cost of Goods Sold

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

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Acquired Product Rights

The accounting treatment of payments for the acquisition of product rights is determined by the stage of the product at the time of the obligation. Initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, are under development or are not approved by the FDA for marketing or have not reached technical feasibility and have no foreseeable alternative future use, are charged to expense as incurred. Initial payments and milestone payments for the acquisition of a product that is already marketed or is approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the product. The Company will capitalize its sale-based milestones for Ventavis when such milestones are achieved and will amortize such milestones ratably over the estimated remaining life of the product. The product life is estimated based upon the term of the agreement, the patent life of the product and the assessment of future sales and profitability of the product. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate.

The Company had $9,000 in acquired product rights capitalized at December 31, 2004 related to a milestone becoming due upon the marketing approval of Ventavis by the FDA in December 2004. For the year ended December 31, 2005, the Company recorded as a component of cost of goods sold the amortization of these capitalized acquired product rights totaling $900. The $8,100 in acquired product rights at December 31, 2005 will be amortized $900 per year for the remaining life of the product, currently estimated at nine years.

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

We estimate the weighted average fair value per share of the options granted during the years ended December 31, 2005, 2004 and 2003 was $5.92, $8.12 and $8.27, respectively.

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	—	—	—
Risk-free interest rate	4.52%	4.25%	4.00%
Volatility	0.78	0.80	0.80
Expected life	5 years	5 years	5 years

In connection with the grant of certain stock options to employees during the years ended December 31, 2004, the Company recorded deferred stock compensation within stockholders’ equity of $13,559, which represents the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amount will be amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded deferred stock compensation expense of $4,049, $7,688 and $656 for the years ended December 31, 2005, 2004 and 2003, respectively.

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(24,576)	$(62,843)	$(26,978)
Add: Stock-based employee compensation expense included in net loss attributable to common stockholders	4,049	7,688	656
Deduct: Stock-based employee compensation expense determined under fair value method	(6,635)	(7,708)	(1,234)

Pro forma net loss attributable to common stockholders	$(27,162)	$(62,863)	$(27,556)

Loss per share:
Basic and diluted net loss per share attributable to common stockholders, as reported	$(1.01)	$(13.39)	$(59.49)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(1.11)	$(13.40)	$(60.76)

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

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Historical:
Numerator:
Net loss, as reported	$(24,576)	$(37,796)	$(12,628)
Accretion of redemption value of redeemable convertible preferred stock	—	(60)	(18)
Deemed dividend upon issuance of redeemable convertible preferred stock	—	(24,987)	(14,332)

Net loss attributable to common stockholders, as reported	$(24,576)	$(62,843)	$(26,978)

Denominator:
Weighted-average common shares outstanding	24,406,474	4,865,171	457,496
Weighted-average unvested common shares subject to repurchase	(21,060)	(173,074)	(3,987)

Weighted-average common shares used to calculate basic and diluted net loss per share attributable to common stockholders	24,385,414	4,692,097	453,509

Basic and diluted net loss per share attributable to common stockholders	$(1.01)	$(13.39)	$(59.49)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share as their effect would be antidilutive:

	Years Ended December 31,
	2005	2004	2003
Redeemable convertible preferred stock	—	—	7,814,751
Common stock subject to repurchase	21,060	215,023	2,798
Options to purchase common stock	3,613,147	2,436,031	1,751,550

	3,634,207	2,651,054	9,569,099

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss) and its components for general-purpose financial statements. Other comprehensive loss includes solely the unrealized gains or losses on the Company’s investment portfolio. The Company’s comprehensive loss is disclosed in its statement of stockholders’ equity and comprehensive loss.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

be recognized in statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued permitting registrants to choose from different valuation models to estimate the fair value of share options, and also providing guidance on developing assumptions used in implementing SFAS 123(R).

The Company will adopt SFAS 123(R) effective as of January 1, 2006, and plans to use the modified prospective method effective under which compensation cost is recognized beginning on January 1, 2006 (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Company expects that the adoption of SFAS 123(R) will have a material impact on the Company’s future results of operations and net loss per share. The adoption of SFAS 123(R) is expected to result in non-cash stock compensation expense estimated to be approximately $8.0 million to $9.0 million for 2006. However, the Company’s estimate of future stock-based compensation expense using the Black-Scholes method is affected by the Company’s stock price, the number of stock-based awards that it may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Reclassification

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation.

3. Securities Available-for-Sale

Securities available-for-sale consist primarily of federal agency notes, asset backed securities and corporate debt. The following is a summary of securities available for sale as of December 31, 2005, all of which mature within one year:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$59,230	$—	$(96)	$59,134
Asset backed securities	15,858	—	(29)	15,829
Federal agency note	2,003	—	(1)	2,002

	$77,091	$—	$(126)	$76,965

The Company did not have any securities available-for-sale as of December 31, 2004.

The following table shows the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2005:

	Less than 12 months
	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$59,134	$(96)
Asset backed securities	15,829	(29)
Federal agency note	2,002	(1)

Total	$76,965	$(126)

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The Company did not have any securities in an unrealized loss position for twelve months or more. The gross unrealized losses related to the Company’s securities were due primarily to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of the Company’s investments are rated investment grade or better and the Company believes it will hold such investments to maturity.

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
Computer equipment and software	$998	$383
Office equipment and furniture	584	357
Leasehold improvements	694	681

	2,276	1,421
Accumulated depreciation and amortization	(704)	(282)

Property and equipment, net	$1,572	$1,139

Depreciation expense was $442, $263 and $27 for the years ended December 31, 2005, 2004 and 2003, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2005	2004
Royalties	$2,178	$—
Research and development	990	568
Professional fees	1,216	473
Insurance financing	—	366
Government rebates	277	—
Other	347	250

Total other accrued liabilities	$5,008	$1,657

6. License Agreements and Commitments

License Agreements

Schering AG, Germany

On October 2, 2003, the Company entered into a development and license agreement with Schering AG, Germany (“Schering AG”). This agreement grants the Company the exclusive right to develop and

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

commercialize Ventavis (iloprost) Inhalation Solution in the United States for inhaled use for the treatment of pulmonary hypertension. The Company paid Schering AG $6,000 upon the signing of the agreement and paid an additional $7,000 upon FDA acceptance of the Ventavis New Drug Application (“NDA”) filing. These amounts were immediately expensed as acquired product rights. Another $9,000 became a liability on December 29, 2004 upon FDA approval of Ventavis. However, the Company and Schering AG agreed to defer this payment, due to Schering AG no later than August 2005. The Company paid Schering AG $9,000 plus interest in April 2005. The $9,000 was capitalized as an acquired product right at December 31, 2004. In addition, the Company is required to pay $4,000 when annual net sales first exceed $25,000 for Ventavis and $10,000 when annual net sales first exceed $100,000 for Ventavis. These amounts will be capitalized as acquired product rights and will be amortized over the remaining useful life of the asset. In addition, the Company owes a royalty to Schering AG based on Ventavis net sales until the later of ten years from the first commercial sale of Ventavis or the last to expire patent under the agreement covering Ventavis. The Company must seek Schering AG’s approval before sublicensing its rights under the development and licensing agreement. In addition, if the Company intends to pursue a transaction pursuant to which it would be acquired by or otherwise merge with a pharmaceutical company that sells a pulmonary hypertension drug that is directly competitive with Ventavis, Schering AG has a right of first negotiation to acquire the Company subject to the terms set forth in the agreement.

Supply Agreements and Inventory Purchase Obligations

Schering AG

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement the Company determines its minimum purchase obligations at the end of each quarter. At December 31, 2005, the Company estimated its minimum purchase obligation to be $14,097; in January 2006 the Company formalized its commitment to purchase this amount of Ventavis inventory from Schering AG through the first quarter of 2008. The Company’s minimum inventory purchase obligations under its manufacturing supply agreement with Schering AG as of December 31, 2005 are as follows:

Years Ending December 31,
2006	$10,415
2007	3,407
2008	275

Total inventory purchase obligations	$14,097

Respironics Respiratory Drug Delivery (UK) Ltd.

In December 2003, the Company entered into a clinical supply purchase agreement with Respironics Respiratory Drug Delivery (UK) Ltd. (“Respironics”), formerly Respironics Therapeutics plc. Under the terms of the agreement, Respironics will supply the Company with a specified number of inhalation devices for use in the Company’s clinical trials. The approximate value of the contract was $992, of which the Company paid $496 through December 31, 2003 and the remaining $496 was paid during the year ended December 31, 2004.

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

In December 2004, the Company and Respironics entered into an Adaptive Aerosol Delivery (“AAD”) Device Supply Agreement, as amended in December 2005, for the manufacture and supply of inhalation devices. Under the terms of the agreement, Respironics agreed to manufacture and supply its Prodose and I-neb inhalation devices and related consumables to specialty pharmacy companies chosen by the Company for distribution to patients taking Ventavis and the agreement provides the Company the exclusive right to distribute the Prodose and I-neb inhalation devices and related consumables in the United States with Ventavis or any other formulation of iloprost for the treatment of PAH. Pursuant to the amended agreement, this exclusivity was expanded to include future Respironics devices using its AAD and vibrating mesh technologies, and to modify the Company’s market exclusivity option for the right to exclusively distribute these devices in the United States with any prostacyclin (including Ventavis or any formulation of iloprost, its active ingredient) for the treatment of pulmonary hypertension. During 2005 the Company exercised this exclusivity option in the amended agreement to receive market exclusivity through the remaining portion of 2005 and all of 2006. During the year ended December 31, 2005, the Company made payments to Respironics, including milestone payments, exclusivity payments and costs to swap-out inhalation devices, of $2,791 under the agreement. Payments for exclusivity are recorded as prepaid assets and amortized over the remaining exclusivity period of one year. During the year ended December 31, 2004, the Company incurred and paid $900 of milestone payments to Respironics under this agreement. Additional payments will be due to Respironics upon exercise of the option for market exclusivity for additional periods beyond 2006.

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

Operating Leases

In December 2003, the Company entered into a five-year operating lease for a new facility and moved into the facility in March 2004. Pursuant to the terms of the lease, the Company has given the landlord an irrevocable letter of credit in the amount of approximately $144, of which $95 is classified as long term restricted cash and $49 is included in prepaid expenses and other current assets, to secure the payments under the lease as of December 31, 2005. The irrevocable letter of credit can be reduced upon the Company meeting certain financial covenants.

The Company’s facility lease provided a $283 allowance for tenant improvements as a concession by the landlord. This amount has been reflected as deferred rent on the balance sheets and is being amortized over the term of the lease, on a straight-line basis, as a reduction to rent expense on the statements of operations.

Rent expense was $215, $172 and $172 for the years ended December 31, 2005, 2004 and 2003, respectively.

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2005 are as follows:

Years Ending December 31,
2006	$289
2007	297
2008	306
2009	77

Total minimum lease payments required	$969

Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnifications relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2005.

7. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Reverse Stock Split

On June 14, 2004, the Company filed its amended and restated certificate of incorporation as approved by the Board of Directors and stockholders effecting the 1-to-0.606 reverse stock split of its redeemable preferred stock and common stock and setting the authorized common stock and authorized preferred stock to 100,000,000 and 10,000,000 shares, respectively. All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the stock split.

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

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

Each series of redeemable convertible preferred stock was convertible at the stockholder’s option at any time into common stock. The conversion rates for Series A, B and C redeemable convertible preferred stock were 1.0382, 1.0626 and 1.0686, respectively. Upon the closing of the initial public offering in October 2004, all outstanding shares of Series A, Series B and Series C redeemable convertible preferred stock converted into an aggregate of 13,015,270 shares of common stock.

There are 10,000,000 shares of preferred stock authorized at December 31, 2005. No shares have been issued or are outstanding.

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

Additionally, the notes were considered to have a beneficial conversion feature because they permitted the holders to convert their interest in the notes into shares of Series C redeemable convertible preferred stock at a price, which on the date of issuance, was lower than the fair value for the Series C redeemable convertible preferred stock. The total amount of the beneficial conversion feature was $1,315. Because the

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

beneficial conversion feature cannot exceed the relative fair market value of the convertible notes, the Company recorded a limited beneficial conversion feature of $410. This amount was recorded as an additional discount to the notes and amortized as interest expense from the date of issuance to the date of the conversion.

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

Issuance of Series C Redeemable Convertible Preferred Stock

In October and November 2003, the Company issued 4,879,166 shares of Series C redeemable convertible preferred stock at a price of $5.69 per share for net cash proceeds of $27,562. Additionally, upon conversion of secured convertible promissory notes, the Company issued 390,400 shares of Series C redeemable convertible preferred stock. The Company recorded a deemed dividend of approximately $14,332 to reflect the beneficial conversion feature embedded in the Series C redeemable convertible preferred stock.

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

Initial Public Offering

On October 20, 2004, the Company completed an initial public offering, or IPO, of 5,000,000 shares of common stock at $6.00 per share, for proceeds of $25,200, net of underwriting discounts and offering costs.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2005	2004	2003
Redeemable convertible preferred stock:
Series A	—	—	525,196
Series B	—	—	2,019,989
Series C	—	—	9,796,999
Stock Option Plans	4,877,604	4,386,562	1,966,961
Employee Stock Purchase Plan	440,664	293,352	—

	5,318,268	4,679,914	14,309,145

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Follow-on Offerings

On February 15, 2005, the Company completed a follow-on public offering of 4,250,000 shares of common stock (including the underwriters’ exercise of their over-allotment option to purchase 250,000 shares from the Company) at $8.90 per share, for proceeds of $34,953, net of underwriting discounts and offering costs.

On October 6, 2005, the Company completed a follow-on public offering of 4,337,500 shares of common stock (including the underwriters’ exercise of their over-allotment option in full to purchase 337,500 shares from the Company) at $13.00 per share, for proceeds of $52,243, net of underwriting discounts and offering costs.

8. Equity Incentive Plans

Stock Option Plans

In February 2000, the Company adopted the 2000 Stock Plan (the “2000 SOP”). In February 2004, the Company adopted the 2004 Equity Incentive Plan, which became effective upon the effectiveness of the initial public offering (the “2004 SOP” and, together with the 2000 SOP, “the Plans”). The shares that were available for grant under the 2000 SOP not subject to outstanding options were transferred to and reserved for issuance under the 2004 SOP Plan. In addition, as shares are forfeited or repurchased under the 2000 SOP, they will be transferred to the 2004 SOP Plan. At December 31, 2005, there were a total of 4,877,604 shares of common stock authorized for issuance under the Plans, of which 187,598 were available for grant under the 2004 SOP. At December 31, 2004, there were a total of 4,386,562 shares of common stock authorized for issuance under the Plans, of which 990,090 were available for grant under the 2004 SOP. Pursuant to the Plans, options or stock purchase rights may be granted to employees and consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Stock options may be granted with exercise prices of no less than the market value of the common stock on the grant date. Options become exercisable as determined by the board of directors, generally at the rate of 25% upon the completion of twelve (12) months of service, with the remaining balance vesting monthly over the next three years of service. Options granted under the Plans expire no more than ten years after the date of grant or ninety days from termination of service.

The Plans allow for the granting of options that are early exercisable, i.e., optionees may exercise the options before they have vested, with the Company issuing common stock upon such early exercise. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The repurchase right is at the Company’s option and lapses ninety days from termination. There were 21,060 and 215,023 shares subject to repurchase relating to the early exercise of options as of December 31, 2005 and 2004, respectively, which had a weighted-average per share exercise price of $1.17 and $1.32, respectively. The shares subject to repurchase are not included in shares outstanding in these financial statements.

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The following table summarizes stock option activity under the stock option plans:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price
Balance at January 1, 2003	149,598	382,675	$0.43
Shares authorized	1,421,561	—	—
Options granted	(1,417,740)	1,417,740	$0.54
Options canceled	30,720	(30,720)	$0.42
Options exercised	—	(18,145)	$0.42

Balance at December 31, 2003	184,139	1,751,550	$0.52
Shares authorized	2,419,602	—	—
Options granted	(2,121,840)	2,121,840	$2.92
Restricted stock grant	—	(2,424)	$5.00
Options canceled	517,189	(517,189)	$0.55
Options exercised	—	(917,746)	$0.73

Balance at December 31, 2004	999,090	2,436,031	$2.52
Shares authorized	491,042	—	—
Options granted	(1,549,256)	1,549,256	$9.18
Options canceled	246,722	(246,722)	$4.95
Options exercised	—	(125,418)	$1.48

Balance at December 31, 2005	187,598	3,613,147	$5.25

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25	15,351	4.31	$0.25	15,351	$0.25
0.45–0.54	1,012,566	7.70	0.53	1,012,566	0.53
1.09	130,902	8.08	1.09	130,902	1.09
2.18	59,039	8.12	2.18	59,039	2.18
4.29–6.01	958,903	8.59	4.95	828,795	4.79
7.13–9.79	1,141,506	9.19	8.26	11,746	9.05
11.92–14.34	294,880	9.69	13.46	24,240	12.05

$0.25–14.34	3,613,147	8.58	$5.25	2,082,639	$2.49

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan, or ESPP, which was approved by the Board of Directors in February 2004 and amended in May 2004 and approved by stockholders in June 2004. The ESPP allows for the issuance of up to 440,664 shares of common stock, increasing annually on January 1 by the lesser of (i) 0.75% of the total number of shares of common stock then outstanding or (ii) 159,529

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

shares. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of common stock. The purchase price of common stock will not be less than 85% of the lower of the fair market value per share of common stock on the date immediately before the first day of the applicable offering period or the fair market value per share of common stock on the purchase date. In 2005, 33,781 shares were issued under the ESPP at a weighted average purchase price of $6.26 per share and 406,883 shares remain available for issuance under the ESPP at December 31, 2005. In 2004, no shares were issued under the ESPP.

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

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	—	—	—
Risk-free interest rate	4.52%	4.25%	4.00%
Volatility	0.78	0.80	0.80
Expected life	5 years	10 years	10 years

During the years ended December 31, 2005 and 2004, the Company granted options to purchase 7,500 shares and 24,138 shares, respectively, of common stock to consultants at a weighted-average exercise price of $9.55 per share for the year ended December 31, 2005 and $3.11 per share for the year ended December 31, 2004. These options generally vest over a four-year period. The related compensation expense, calculated in accordance with EITF No. 96-18 was $223 and $193 during the years ended December 31, 2005 and 2004, respectively.

9. 401(k) Savings Plan

In January 2001, the Company adopted a 401(k) savings plan (“the 401(k) plan”). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All full-time employees of the company are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by the Company are discretionary and the Company has made no contributions for all periods presented.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The differences between the United States federal statutory tax rate and the Company’s effective rate are as follows:

	December 31,
	2005	2004	2003
Income tax benefit at federal statutory rate	(34)%	(34)%	(34)%
Amortization of deferred stock compensation	5	6	—
Net operating losses	29	28	34

	—%	—%	—%

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004
Federal and state net operating loss carryforwards	$21,724	$13,426
Federal and state research and development credit carryforwards	1,134	616
Fixed assets and intangibles	765	919
Capitalized license fees	4,704	4,967
Deferred compensation	517	280
Other	927	914

Total deferred tax assets	29,771	21,122
Valuation allowance	(29,771)	(21,122)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $8,649, $13,852 and $3,970 during the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $55,000 and $53,000, respectively, which begin to expire in 2020 and 2013, respectively, if not utilized. The Company also had federal and state research and development tax credit carryforwards of approximately $649 and $736, respectively. The federal credits start expiring in 2020. Massachusetts research and development credits in the amount of $9 will begin to expire in the year 2015. California research and development credits have no expiration date.

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

COTHERIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

11. Selected Quarterly Financial Data (unaudited)

	2005
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Product sales, net	$345	$4,141	$8,412	$10,976
Total operating expenses	8,667	10,859	15,017	16,026
Net loss	(8,105)	(6,283)	(6,160)	(4,028)
Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(0.26)	$(0.26)	$(0.14)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	21,705,450	23,887,250	23,940,564	27,868,311

	2004
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total operating expenses	$5,856	$12,036	$13,693	$6,670
Net loss	(5,778)	(11,941)	(13,598)	(6,479)
Net loss attributable to common stockholders	(30,784)	(11,959)	(13,617)	(6,483)
Basic and diluted net loss per share attributable to common stockholders	$(40.41)	$(11.53)	$(10.92)	$(0.41)
Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	761,863	1,037,538	1,247,017	15,823,634

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, including our principal executive and financial officers, our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures as of December 31, 2005 were effective in meeting the criteria above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. In performing this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective. Our independent registered public accountants, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. This report appears below.

Change in Internal Control Over Financial Report

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CoTherix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CoTherix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CoTherix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CoTherix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CoTherix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CoTherix, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 9, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our executive officers and directors, their ages and the positions they held as of March 1, 2006.

Name	Age	Position
Executive Officers and Directors
Donald J. Santel	45	Chief Executive Officer and Director
Thomas L. Feldman	55	President and Chief Business Officer
Christine E. Gray-Smith	56	Executive Vice President, Chief Financial Officer and Secretary
James E. Pennington, M.D.	62	Executive Vice President and Chief Medical Officer
George W. Mahaffey	47	Senior Vice President, Sales and Marketing
Klara A. Dickinson	38	Vice President, Regulatory Affairs
Robert S. Michitarian	40	Vice President, General Counsel and Assistant Secretary
Bradford S. Goodwin(1)(2)	51	Chairman of the Board
Robert B. Chess(3)	49	Director
David W. Gryska(1)	49	Director
James I. Healy, M.D., Ph.D.(2)(3)	41	Director
Daniel S. Janney(3)	40	Director
Howard B. Rosen(1)	48	Director
Nicholas J. Simon, III(2)	51	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating and Corporate Governance Committee.

Executive Officers and Directors

Donald J. Santel is Chief Executive Officer and a member of the board of directors of CoTherix. Mr. Santel joined CoTherix in April 2000 as a member of the board of directors. Mr. Santel served as President and Chief Executive Officer of CoTherix from April 2001 to October 2003. From October 2003 to August 2004, Mr. Santel served as President and Chief Operating Officer. In August 2004, Mr. Santel was elected Chief Executive Officer and relinquished the positions of President and Chief Operating Officer. Prior to joining Cotherix, from October 1999 to February 2000, Mr. Santel was a consultant to Neothermia Corporation, a medical device company. From January 1998 to September 1999, Mr. Santel was President and Chief Operating Officer at Reflow, Inc., a medical device company, and from January 1998 to October 1998, he was General Manager of CardioVasc, Inc., a medical device company. From 1992 to 1997, Mr. Santel held various positions at Cardiac Pathways Corporation, a medical device company, including Vice President of Marketing and International Sales and Vice President of Clinical Engineering. Mr. Santel holds a B.S.E. in biomedical engineering from Purdue University and an M.S. in electrical engineering from the University of Minnesota.

Thomas L. Feldman is President and Chief Business Officer of CoTherix. Mr. Feldman joined CoTherix in December 2003 as an Executive Vice President and our Chief Commercial Officer and relinquished those titles and became our President and Chief Business Officer in August 2004. From April 2003 to December 2003, Mr. Feldman served in a consulting capacity as Acting Vice President of Sales and Marketing at Genesoft Pharmaceuticals, Inc, a biopharmaceutical company. From January 1995 to December 2002, Mr. Feldman was Vice President of Sales and Marketing at Scios, Inc., a biopharmaceutical company. From 1993 through 1994, Mr. Feldman was National Sales Manager at Ortho Pharmaceutical Corporation (a Johnson & Johnson pharmaceutical company). From 1973 to 1993, he held various sales and marketing positions at Johnson & Johnson affiliate, McNeil Pharmaceutical, where he most recently served as National Sales Manager from 1990 to 1993. Mr. Feldman holds a B.S. in speech and business from North Dakota State University.

Christine E. Gray-Smith is Executive Vice President, Chief Financial Officer and Secretary of CoTherix. Ms. Gray-Smith joined CoTherix in April 2004. From June 2001 to April 2004, Ms. Gray-Smith served as Chief Financial Officer of Triad Therapeutics, Inc., a biopharmaceutical company, and was promoted to Senior Vice President in 2003. From November 1997 to May 2001, Ms. Gray-Smith served as Vice President of Finance and Chief Financial Officer at Calydon, Inc., a biotechnology company. From August 1994 to November 1997, Ms. Gray-Smith served as the senior financial officer at SUGEN, Inc., a biopharmaceutical company, with her most recent title being Vice President of Finance. Previously, Ms. Gray-Smith served in senior financial management roles at Worldtalk Corporation, a provider of content security and policy management solutions, and Power Up Software Corporation. Ms. Gray-Smith also spent 9 years with the international accounting firm of Arthur Young & Company (predecessor to Ernst & Young LLP). Ms. Gray-Smith holds a B.A. in sociology from the University of California, Berkeley and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

James E. Pennington, M.D. is Executive Vice President and Chief Medical Officer of CoTherix. Dr. Pennington joined CoTherix in February 2004. From January 2001 to January 2004, Dr. Pennington served as Executive Vice President of Medical and Scientific Affairs at InterMune, Inc., a biopharmaceutical company. From June 1999 to January 2001, Dr. Pennington served as Senior Vice President of Research, Development and Clinical Affairs at Alpha Therapeutic Corporation, a biological and biopharmaceutical company. From October 1997 to February 1999, Dr. Pennington served as Senior Vice President of Clinical Research at Shaman Pharmaceuticals, Inc., a biopharmaceutical company. From September 1986 to June 1994, Dr. Pennington served as Director and from July 1994 to October 1997, he served as Vice President of Biological Clinical Research at Bayer Corporation. Prior to joining the pharmaceutical industry, Dr. Pennington spent 12 years as a member of the Harvard Medical School faculty. Dr. Pennington holds a B.A. from the University of Oregon and an M.D. from the University of Oregon Medical School and is Board Certified in internal medicine and infectious diseases.

George W. Mahaffey is Senior Vice President, Sales and Marketing of CoTherix. Mr. Mahaffey joined CoTherix in March 2004 as Vice President, Marketing and was promoted to Senior Vice President, Sales and Marketing in September 2005. From 2000 to 2004, Mr. Mahaffey was Senior Director, Marketing and Business Development at Scios, Inc., a biopharmaceutical company. From 1997 to 2000, he was employed in sales and marketing roles at Neurex, Inc., a biopharmaceutical company. Mr. Mahaffey previously worked at the DuPont Co. for 18 years in various engineering and pharmaceutical sales positions. He holds a B.S. in chemical engineering from the University of Delaware and an M.B.A. from the University of South Florida.

Klara A. Dickinson is Vice President, Regulatory Affairs of CoTherix. Ms. Dickinson joined CoTherix in January 2004 as Director, Regulatory Affairs and was promoted to Vice President in September 2004. Prior to CoTherix, Ms. Dickinson spent six years at Scios, Inc., a biopharmaceutical company, serving most recently as Associate Director of Regulatory Affairs. From 1993 to 1997, she held several positions in the Quality Control and Regulatory Affairs departments at DEY Laboratories, a biopharmaceutical company. Ms. Dickinson holds a B.S. in biology from the College of Great Falls in Montana and is certified by the Regulatory Affairs Certification Board.

Robert S. Michitarian is Vice President, General Counsel and Assistant Secretary of CoTherix. Mr. Michitarian joined CoTherix in February 2005. From December 2001 to February 2005, Mr. Michitarian served as Associate General Counsel of Affymetrix, Inc., a microarray and bioinformatics company. Prior to joining Affymetrix, Mr. Michitarian was Vice President, General Counsel and Secretary of Blaze Software, Inc. and its successor Brokat Technologies Inc., an e-commerce software company, from 2000 to 2001. From 1998 to 2000, Mr. Michitarian was Corporate Counsel at Genentech, Inc., a biotechnology company. From 1994 to 1998, Mr. Michitarian was an attorney with the law firm of Latham & Watkins. Mr. Michitarian holds a B.A. in political science from Stanford University and a J.D. from the University of Virginia.

Bradford S. Goodwin joined our board of directors in January 2004 and was named Chairman of the Board in September 2004. Since December 2001, Mr. Goodwin has served as Chief Executive Officer and a director of Novacea, Inc., an oncology drug development and commercialization company. From April 2000 to July 2001, Mr. Goodwin was President, Chief Operating Officer and founder of Collabra Pharma Inc., a pharmaceutical licensing and development company. From 1987 to 2000, Mr. Goodwin held various senior executive positions with Genentech, Inc., a biotechnology company, most recently Vice President of Finance. Mr. Goodwin holds a B.S. in business administration from the University of California, Berkeley.

Robert B. Chess joined our board of directors in April 2004. Mr. Chess has been the Chairman of the board of directors at Nektar Therapeutics, formerly Inhale Therapeutic Systems, a drug delivery company, since 1999 and served as Nektar’s co-Chief Executive Officer from 1999 to 2001, as Chief Executive Officer from 1992 to 1999 and as President from 1991 to 1999. From 1987 to 1989, Mr. Chess was the co-Founder and President of Penederm, Inc., a dermatological pharmaceutical company. Prior to co-founding Penederm, Mr. Chess held various management positions at Intel Corporation and Metaphor Computer Systems (now part of IBM), and was a White House fellow during the George H. W. Bush administration serving as Associate Director, Office of Policy Development. Mr. Chess serves on the board of directors of the Biotechnology Industry Organization (BIO) and is Co-Chairman of BIO’s Intellectual Property Committee. Mr. Chess is a member of the board of directors of Pharsight Corporation, a company that develops and markets software and provides strategic consulting services to help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, as well as a trustee of the Committee for Economic Development. Mr. Chess is on the faculty of the Graduate School of Business at Stanford. Mr. Chess holds a B.S. in engineering from the California Institute of Technology and an M.B.A. from Harvard Business School.

David W. Gryska joined our board of directors in December 2004. Mr. Gryska is a principal at Strategic Consulting Group. From December 1998 to October 2004, Mr. Gryska served in various positions at Scios, Inc., a biopharmaceutical company, most recently as Senior Vice President and Chief Financial Officer. From 1993 to 1998, he served as Vice President of Finance and Chief Financial Officer at Cardiac Pathways, a medical device company. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young LLP, an accounting firm. During his eleven years at Ernst & Young LLP, he focused on technology industries, with an emphasis on biotechnology and healthcare companies. Mr. Gryska is a member of the board of directors of Seattle Genetics, Inc., a biotechnology company and Pharmion Corporation, a pharmaceutical company. Mr. Gryska holds a B.A. in accounting and finance from Loyola University of Chicago and an M.B.A. from Golden Gate University.

James I. Healy, M.D., Ph.D. joined our board of directors in April 2001. Since June 2000, Dr. Healy has served as Managing Director of Sofinnova Ventures, a venture capital firm focusing on life sciences investments. From January 1998 to March 2000, Dr. Healy was employed at Sanderling Ventures, a venture capital firm. During 1997, Dr. Healy was a Novartis Foundation Bursary Award recipient and performed research at Brigham and Women’s Hospital. From August 1990 to July 1997, Dr. Healy was employed by the Howard Hughes Medical Institute and Stanford University. Dr. Healy is currently on the boards of directors of Intermune, Inc., a biopharmaceutical company, and several private companies. Dr. Healy holds a B.A. in molecular biology and a B.A. in Scandinavian studies from the University of California, Berkeley, and an M.D. and a Ph.D. in immunology from the Stanford School of Medicine.

Daniel S. Janney joined our board of directors in April 2001. Since 1996, Mr. Janney has been a managing director of Alta Partners, a venture capital firm investing in information technologies and life science companies. Prior to joining Alta Partners, he was a Vice President at Montgomery Securities’

health care and biotechnology investment banking group from 1993 to 1996. Previously Mr. Janney was an Associate at Bankers’ Trust Company in its leveraged buyout/private equity group. From 2000 to 2005, Mr. Janney served on the board of directors of Corgentech, Inc., a biopharmaceutical company. Mr. Janney is currently on the boards of directors of Dynavax Technologies Corporation, a biopharmaceutical company, and several private companies. He holds a B.A. in history from Georgetown University and an M.B.A. from the Anderson School at the University of California, Los Angeles.

Howard B. Rosen joined our board of directors in September 2005. Mr. Rosen has been Vice President, Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company, since October 2004. From June 1994 to October 2004, Mr. Rosen held roles at ALZA Corporation, a pharmaceutical company. Most recently at ALZA, Mr. Rosen served as its President; prior to this, he was the Vice President, Product Development. Previously during his 10-year tenure at ALZA, Mr. Rosen had responsibilities for mergers and acquisitions, R&D planning, and technology ventures. From 1993 to 1994, he managed the west coast practice of Integral, Inc. (now Analysis Group, Inc.), a management consulting firm; from 1989 through 1993 he served as Director, Corporate Development at GenPharm International, Inc. (a biopharmaceutical company); and prior to that, from 1987 to 1989, he was a consultant in the San Francisco office of McKinsey & Co., a management consulting firm. He has served since October 2004 on the Board of Directors of Pharsight Corporation, a software and consulting company serving the pharmaceutical and biotechnology industry, and is a member of the Stanford University Advisory Councils on Interdisciplinary Biosciences and the School of Engineering. Mr. Rosen was elected to the National Academy of Engineering in 2005. Mr. Rosen holds an M.B.A. and a B.S. in Chemical Engineering from Stanford University and a M.S. in Chemical Engineering from MIT.

Nicholas J. Simon, III joined our board of directors in October 2003. Mr. Simon is a Managing Director at Clarus Ventures LLC, a company he co-founded in 2005. Since October 2001, Mr. Simon has been a General Partner at MPM BioVentures III. From April 2000 to July 2001, Mr. Simon was Chief Executive Officer, founder and a director of Collabra Pharma Inc., a pharmaceutical licensing and development company. From 1989 to April 2000, Mr. Simon served in various management positions with Genentech, Inc., a biotechnology company, including Vice President of Business and Corporate Development. From 1999 to 2003, Mr. Simon served on the board of directors of Intermune, Inc., a biopharmaceutical company, from 1999 to 2004, served on the board of directors of Genitope, Inc., a biotechnology company, from 2000 to 2002 served on the board of directors of Sangstat, Inc., a global biopharmaceutical company acquired by Genzyme Corporation in 2003, and from 2003 to 2005 served on the board of directors of Rigel Pharmaceuticals, Inc., a biopharmaceutical company. Mr. Simon is currently on the boards of directors of Barrier Therapeutics, Inc., a biopharmaceutical company, as well as several private companies. Mr. Simon holds a B.S. in microbiology from the University of Maryland and an M.B.A. from Loyola College.

Audit Committee and Audit Committee Financial Expert

Our board of directors adopted its audit committee charter on February 24, 2004. David W. Gryska, Bradford S. Goodwin and Howard B. Rosen are members of our audit committee. Our board has determined that Mr. Gryska, Chairman of the Audit Committee, and Mr. Goodwin are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and that all members of the audit committee are independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Code of Ethics

We have adopted a Code of Ethics that applies to the Chief Executive Officer and all senior financial officers, or persons performing similar functions, of the Company. A copy of our Code of Ethics is posted on our website at www.cotherix.com. Any waivers of the Company’s Code of Ethics required to be disclosed will be posted on our website, at www.cotherix.com. Stockholders may request a free copy of the Code of Ethics from Investor Relations by calling (650) 808-6500.

The information required by Part III, Item 10, to the extent not set forth herein, will be incorporated herein by reference from our definitive proxy statement relating to the 2006 annual meeting of stockholders (the “2006 Proxy Statement”), which 2006 Proxy Statement shall be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 will be incorporated herein by reference from our 2006 Proxy Statement, which shall be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12, to the extent not set forth herein, will be incorporated herein by reference from our 2006 Proxy Statement, which shall be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Item 13 will be incorporated herein by reference from our 2006 Proxy Statement, which shall be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 will be incorporated herein by reference from our 2006 Proxy Statement, which shall be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedules

The following schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

All other schedules are omitted as the information required is not applicable or is presented in the financial statements or the related notes.

3. Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description
3.1(1)	Amended and Restated Bylaws of the Registrant.

3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant.

4.1(3)	Specimen Common Stock Certificate.

10.1(4)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(5)	Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.3(6)	Registrant’s 2000 Stock Option Plan.

10.4(7)	Registrant’s 2004 Equity Incentive Plan.

10.5(8)	Registrant’s 2004 Employee Stock Purchase Plan.

10.6(9)	Second Amended and Restated Investor Rights Agreement dated October 8, 2003.

10.7(10)	Standard Lease between F & S Properties, LLC and Registrant dated December 17, 2003.

10.8(11)	Office Lease between Sierra Point Development and Registrant dated January 5, 2004.

10.9†(12)	Development and License Agreement between Schering AG and Registrant dated October 2, 2003.

Exhibit No.	Description
10.10(13)	Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

10.11(14)	Employment Offer Letter between Christine Gray-Smith and Registrant dated March 29, 2004.

10.12(15)	Employment Offer Letter between James Pennington, M.D. and Registrant dated February 1, 2004.

10.13(16)	Manufacturing and Supply Agreement between Schering AG and Registrant dated May 17, 2004.

10.14(17)	Amendment dated August 30, 2004 to the Employment Agreement between Donald J. Santel and Registrant dated October 8, 2003.

10.15(18)	Amendment dated August 30, 2004 to the Employment Offer Letter between Thomas L. Feldman and Registrant dated December 5, 2003.

10.16†(19)	Amendment to Development and License Agreement and Amendment to Manufacturing and Supply Agreement between Schering AG and Registrant dated November 22, 2004.

10.17(20)	Amendment No. 2 to Development and License Agreement between Schering AG and Registrant dated December 29, 2004.

10.18†(21)	AAD Device Supply Agreement between Respironics Drug Delivery Ltd. and Registrant dated December 29, 2004.

10.19†(22)	Distribution and Services Agreement between Accredo Health Group, Inc. and Registrant dated January 19, 2005.

10.20(23)	Registrant’s 2004 Equity Incentive Plan Form of Stock Option Grant for Employees.

10.21†(24)	Distribution Agreement between Cardinal Health PTS, LLC and Registrant dated March 10, 2005.

10.22†	Amendment No. 1 to AAD Device Supply Agreement between Respironics Respiratory Drug Delivery (UK) Ltd. and the Registrant dated December 2, 2005, effective as of October 1, 2005.

10.23(25)	2004 Equity Incentive Plan Form of Stock Option Agreement for Non-Employee Directors.

10.24†(26)	Distribution Agreement between Priority Healthcare Corporation and Registrant, dated as of February 17, 2005.

10.25†(27)	First Amendment to Distribution Agreement between Priority Healthcare Corporation and Registrant, dated as of August 2, 2005.

10.26(28)	Employment Offer Letter between Robert S. Michitarian and Registrant dated January 21, 2005 and Side Letter dated January 25, 2005.

10.27(29)	Employment Offer Letter between George W. Mahaffey and Registrant dated March 5, 2004.

10.28	Employment Offer Letter between Klara A. Dickinson and Registrant dated December 7, 2003.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page).

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated herein by reference to Exhibit 3.4 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on May 19, 2004.
2	Incorporated herein by reference to Exhibit 3.5 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on May 19, 2004.
3	Incorporated herein by reference to Exhibit 4.1 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on May 19, 2004.
4	Incorporated herein by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-128448) filed on September 20, 2005.
5	Incorporated herein by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-113521) filed on March 11, 2004.
6	Incorporated herein by reference to Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-113521) filed on March 11, 2004.
7	Incorporated herein by reference to Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on May 19, 2004.
8	Incorporated herein by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on June 4, 2004.
9	Incorporated herein by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-113521) filed on March 11, 2004.
10	Incorporated herein by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-113521) filed on March 11, 2004.
11	Incorporated herein by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-113521) filed on March 11, 2004.
12	Incorporated herein by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on June 8, 2004.
13	Incorporated herein by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on May 19, 2004.
14	Incorporated herein by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on May 19, 2004.
15	Incorporated herein by reference to Exhibit 10.15 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on May 19, 2004.
16	Incorporated herein by reference to Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on September 2, 2004.
17	Incorporated herein by reference to Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on September 2, 2004.
18	Incorporated herein by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-113521) filed on September 2, 2004.
19	Incorporated herein by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-121970) filed on January 12, 2005.
20	Incorporated herein by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-121970) filed on January 12, 2005.

21	Incorporated herein by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-121970) filed on January 12, 2005.
22	Incorporated herein by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-121970) filed on January 20, 2005.
23	Incorporated herein by reference to Exhibit 10.24 in the Registrant’s Current Report on Form 8-K filed on March 17, 2005.
24	Incorporated herein by reference to Exhibit 10.25 in the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2005.
25	Incorporated herein by reference to Exhibit 4.3 in the Registrant’s Registration Statement on Form S-8 filed on January 13, 2006.
26	Incorporated herein by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-128448) filed on September 20, 2005.
27	Incorporated herein by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-128448) filed on September 20, 2005.
28	Incorporated herein by reference to Exhibit 10.29 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-128448) filed on September 27, 2005.
29	Incorporated herein by reference to Exhibit 10.30 in the Registrant’s Registration Statement on Form S-1/A (Commission File No. 333-128448) filed on September 27, 2005.

†	Confidential treatment has been requested for certain portions that are omitted from the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to CoTherix, Inc.’s application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD J. SANTEL Donald J. Santel	Chief Executive Officer, Director (Principal Executive Officer)	March 13, 2006

/s/ CHRISTINE E. GRAY-SMITH Christine E. Gray-Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ BRADFORD S. GOODWIN Bradford S. Goodwin	Chairman of the Board	March 13, 2006

/s/ ROBERT B. CHESS Robert B. Chess	Director	March 13, 2006

/s/ DAVID W. GRYSKA David W. Gryska	Director	March 13, 2006

/s/ JAMES I. HEALY James I. Healy	Director	March 13, 2006

/s/ DANIEL S. JANNEY Daniel S. Janney	Director	March 13, 2006

/s/ HOWARD B. ROSEN Howard B. Rosen	Director	March 13, 2006

/s/ NICHOLAS J. SIMON, III Nicholas J. Simon, III	Director	March 13, 2006

Schedule II

CoTherix, Inc

Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at the Beginning of the Period	Addition Charged to Cost and Expenses	Deductions	Balance at End of Period
Accounts receivable allowances:
Year Ended December 31, 2005:	$—	$36	$—	$36
Year Ended December 31, 2004:	—	—	—	—
Year Ended December 31, 2003:	—	—	—	—

Inventory reserves:
Year Ended December 31, 2005:	$—	$1,474	—	$1,474
Year Ended December 31, 2004:	—	—	—	—
Year Ended December 31, 2003:	—	—	—	—