Form 10-Q
period 2006-03-31
COTHERIX INC
filed 2006-05-09
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2006
Common stock, $0.001 per share	28,632,485

CoTherix, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CoTherix, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,505	$25,865
Securities available-for-sale	76,385	76,965
Interest receivable	1,132	965
Accounts receivable, net of allowance for doubtful accounts of $40 and $36 at March 31, 2006 and December 31, 2005, respectively	2,650	2,390
Inventory, net	1,785	510
Prepaid expenses and other current assets, including restricted cash of $48 and $49 at March 31, 2006 and December 31, 2005, respectively	2,497	2,216

Total current assets	105,954	108,911
Restricted cash	47	95
Property and equipment, net	1,540	1,572
Acquired product rights, net	7,875	8,100

Total assets	$115,416	$118,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,068	$1,192
Accrued compensation	1,619	3,845
Accrued clinical development liabilities	397	113
Other accrued liabilities	5,777	5,008
Liability for early exercise of stock options	50	20

Total current liabilities	8,911	10,178
Liability for early exercise of stock options—non-current portion	1	5
Deferred rent—non-current portion	173	192
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2006 and December 31, 2005; 28,553,148 shares and 28,356,792 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	28	28
Additional paid-in capital	194,013	198,764
Deferred stock compensation	—	(6,703)
Accumulated other comprehensive loss	(137)	(126)
Accumulated deficit	(87,573)	(83,660)

Total stockholders’ equity	106,331	108,303

Total liabilities and stockholders’ equity	$115,416	$118,678

See accompanying notes

CoTherix, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2006	2005
Product sales, net	$14,453	$345
Operating expenses:
Cost of product sales	3,643	316
Research and development (including stock-based compensation of $480 and $409 for the three months ended March 31, 2006 and 2005, respectively)	6,019	2,857
Selling, general and administrative (including stock-based compensation of $1,188 and $645 for the three months ended March 31, 2006 and 2005, respectively)	9,813	5,494

Total operating expenses	19,475	8,667

Loss from operations	(5,022)	(8,322)
Interest and other income, net	1,109	372
Interest expense	—	(155)

Net loss	$(3,913)	$(8,105)

Basic and diluted net loss per share	$(0.14)	$(0.37)

Weighted average shares used to compute basic and diluted net loss per share	28,479,366	21,705,450

See accompanying notes

CoTherix, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,913)	$(8,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	94
Amortization of intangibles	225	225
Stock-based compensation	1,668	1,054
Fair value of stock options issued for services	31	49
Amortization of premium of available-for-sale securities	113	—
Changes in assets and liabilities:
Accounts receivable, net	(260)	(352)
Interest receivable	(167)	(606)
Inventory, net	(1,275)	(194)
Prepaid and other current assets	(281)	40
Restricted cash	48	—
Accounts payable	(124)	975
Accrued compensation	(2,226)	(583)
Accrued clinical development liabilities	284	(468)
Other accrued liabilities	750	825

Net cash used in operating activities	(4,986)	(7,046)

Cash flows from investing activities:
Purchases of securities available-for-sale	(16,644)	(40,191)
Proceeds from maturities of securities available-for-sale	17,100	—
Purchases of property and equipment	(109)	(223)

Net cash provided by (used in) investing activities	347	(40,414)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	279	34,993

Net cash provided by financing activities	279	34,993

Net decrease in cash and cash equivalents	(4,360)	(12,467)
Cash and cash equivalents at the beginning of the period	25,865	43,251

Cash and cash equivalents at the end of the period	$21,505	$30,784

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

The Company has sustained operating losses since inception. Based on the Company’s sales projections for Ventavis, the Company expects such losses to decrease over the next few years and plans to finance future operations from sales of Ventavis and from existing cash resources. However, if sales of Ventavis are lower than projections, the Company’s losses could increase. In addition, the Company’s goal is to acquire or license the rights to additional products or expenses are greater than projected or product candidates, which would increase and continue the Company’s losses. If the Company cannot fund operations from sales of Ventavis and from existing cash resources or acquires the rights to additional products or product candidates, the Company would likely seek additional capital through a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, for any other interim period or for any other future year.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of less than three months when purchased to be cash and cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates estimated fair value at March 31, 2006 and at December 31, 2005.

Securities Available-for-Sale

The Company classifies investments in marketable securities as securities available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company considers investments with a maturity date of more than three months, but less than twelve months, from the date of purchase to be short-term investments and the Company has classified these securities as current assets. As of March 31, 2006, the Company had short-term securities available-for-sale of $76,385. Securities available-for-sale are carried at estimated fair value, with unrealized gains and losses reported as other comprehensive loss, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific identification method.

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

The Company’s revenues and trade receivables are concentrated in two specialty pharmacy customers. The Company performs credit evaluations on the financial condition of its two customers and limits the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. The Company’s two customers represented 64% and 36%, respectively, of accounts receivable at March 31, 2006 and 81% and 19%, respectively, of net product sales for the three months ended March 31, 2006.

Fair Value of Financial Instruments

The Company carries cash and cash equivalents and securities available-for-sale at fair value. The Company’s other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their respective carrying values due to the short-term nature of these balances.

Restricted Cash

As of March 31, 2006 and December 31, 2005, the Company classified $95 and $144, respectively, of cash used as collateral for an irrevocable letter of credit required under the terms of the facilities lease as restricted cash. At March 31, 2006, $47 was classified as long-term restricted cash and $48 was included in prepaid expenses and other current assets. At December 31, 2005, $95 was classified as long-term restricted cash and $49 was included in prepaid expenses and other current assets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and acquired product rights subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through March 31, 2006, there has been no such impairment.

Revenue Recognition

The Company recognizes revenue generally upon delivery when title passes to a credit-worthy customer and records reserves for estimated returns and rebates as an adjustment to revenue. The Company is obligated to accept from customers the return of its product if damaged or due to U.S. Food and Drug Administration, or FDA, recall, if any. The Company believes that it has been able to make reasonable and reliable estimates of product returns and rebates based upon competitive product information, historical information for its product and governmental regulations. The Company reviews all sales transactions for potential rebates each month and believes that its reserves are adequate. These revenue reductions are included in other accrued liabilities in the Company’s balance sheet.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Purchase Obligations for Inventory

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in April 2006, the Company committed to purchasing minimum amounts of Ventavis through the second quarter of 2008. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels, as well as consider the expiration dates of its product, since its product can not be used after its expiration date. As part of its assessment of potential excess inventory, the Company also considers the expiration date of its product to be manufactured in the future under minimum purchase obligations.

Significant differences between the Company’s current estimates and judgments and future estimated demand for its product and the useful life of its inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on the Company’s financial condition and results of operations during the period in which the Company recognizes an inventory reserve or write-down. During the year ended December 31, 2005, the Company recorded a $1,600 charge to cost of product sales for the larger ampules of Ventavis inventory that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device that utilizes a smaller ampule size than the Prodose device. During the quarter ended March 31, 2006, the Company shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1,600 inventory previously written-down, resulting in no cost of product associated with those sales. The impact on the Company’s cost of product sales for shipping previously written-down inventory was a reduction of $328. The Company continued shipping some of the larger ampules in the second quarter of 2006 and also began shipping the smaller ampules to customers in April 2006.

Respironics, Inc., or Respironics, manufactures and sells the inhalation devices used to administer the Company’s product, which devices are distributed by the Company’s specialty pharmacy customers. Pursuant to its agreement with Respironics, the Company began reimbursing Respironics in December 2005 for the cost of new I-neb devices for patients transitioning from the Prodose to I-neb devices. The Company has paid substantially all costs of this program at March 31, 2006.

Inventories and Cost of Product Sales

Inventories consist of finished good products and are stated at lower of cost or market value. Cost is determined by the first-in, first-out, or FIFO, method. The Company maintains inventory reserves for obsolescence, if required.

Cost of product sales includes the cost of drug product, shipping, distribution and handling costs, a royalty obligation owed to Schering AG based on net sales, amortization of acquired product rights and any necessary write-downs of inventory.

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, costs associated with clinical trials and field-based clinical activities, non-clinical activities such as pharmaceutical development costs, toxicology testing, medical education, regulatory activities, research-related overhead expenses, and fees paid to external service providers and contract research organizations, who conduct certain research and development activities on behalf of the Company. Research and development costs are expensed as incurred.

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

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Acquired Product Rights

The accounting treatment of payments for the acquisition of product rights is determined by the stage of the product at the time of the obligation. Initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, are under development or are not approved by the FDA for marketing or have not reached technical feasibility and have no foreseeable alternative future use, are charged to expense as incurred. Initial payments and milestone payments for the acquisition of a product that is already marketed or is approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the product. The Company will capitalize its sale-based milestones for Ventavis when such milestones are achieved and will amortize such milestones ratably over the estimated remaining life of the product. The product life is estimated based upon the term of the agreement, the patent life of the product, the assessment of future sales and profitability of the product and, the assessment of the Company’s competitive environment. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate.

The Company had $9,000 in acquired product rights capitalized at December 31, 2004 related to a milestone becoming due upon the marketing approval of Ventavis by the FDA in December 2004. For the three months ended March 31, 2006 and 2005, the Company recorded as a component of cost of product sales the amortization of these capitalized acquired product rights totaling $225. The $7,875 in acquired product rights at March 31, 2006 will be amortized over the remaining life of the product, currently estimated at nine years from December 31, 2005, which results in $900 of amortization per year.

Reclassification

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. For the three months ended March 31, 2005, the Company reclassified $409 to research and development expenses and $645 to selling, general and administrative expenses from amortization of employee stock-based compensation in the Condensed Statement of Operations upon adoption of SFAS 123(R) on January 1, 2006. The Company also reclassified $225 to cost of product sales from acquired product rights expense for the three months ended March 31, 2005 in the Condensed Statement of Operations, as the amortization of the Company’s acquired product rights for Ventavis, is a component of cost of product sales.

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, revised 2004, “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date of January 1, 2006, as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, the Company disclosed such costs on a pro forma basis in the notes to its financial statements. For the three months ended March 31, 2006, the Company recorded approximately $1,668 of stock-based compensation expenses, of which $480 was included in research and development expense and $1,188 was included in selling, general and administrative expense. The adoption of SFAS 123(R) increased the Company’s basic and diluted net loss per share for the three months ended March 31, 2006 by $0.06 per share. Since the Company continues to operate at a net loss, the adoption of SFAS 123(R) had no tax-related effects on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2006. As of March 31, 2006, unamortized stock-based compensation expenses of approximately $14,483 remains to be recognized over a weighted-average period of approximately 2.5 years. The Company amortizes stock-based compensation expenses on a straight-line ratable basis over the vesting period.

The Company estimated the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 4.45 years based on historical cancellation and exercise data related to our stock option awards as well as the contractual and vesting terms of the awards; (ii) expected volatility of 58% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.58% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), fair value of stock options granted is recognized as expense

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

over the service period, net of estimated forfeitures. Based on historical data, the Company has calculated a 3.95% annual forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The Company estimated the fair value of shares issued under its Employee Stock Purchase Plan, or ESPP, using the Black-Scholes model with the following assumptions: (i) expected term of 6 months; (ii) volatility of 78%; (iii) risk-free interest rate of 4.34% based on the U.S. Treasury yield curve in effect at the time of grant; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), fair value of ESPP shares issued is recognized as expense over the service period. Forfeitures are considered immaterial for calculations of stock-based compensation for the ESPP.

Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact the Company’s fair value determination.

In connection with the grant of certain stock options to employees during the years ended December 31, 2003 and December 31, 2004 prior to its adoption of SFAS 123(R), the Company recorded the difference between the deemed fair value of its common stock and the option exercise price at the date of grant. Such amounts were recorded as deferred stock compensation as a component of stockholders’ equity. Such amounts were amortized over the vesting period of the applicable options on a straight-line basis. Upon adoption of SFAS 123(R), $6,703 of unamortized deferred stock compensation on the balance sheet at December 31, 2005 was reversed and will no longer be amortized. The unvested portion of the stock options granted to employees prior to December 31, 2005 will be expensed according to SFAS 123(R).

Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for its stock-based employee compensation expenses under the recognition and measurement provision of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net loss and net loss per share if the fair value method of SFAS 123 had been applied to the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net loss	$(8,105)
Add: Stock-based employee compensation expense included in net loss	1,054
Deduct: Stock-based employee compensation expense determined under fair value method	(1,377)

Pro forma net loss	$(8,428)

Loss per share:
Basic and diluted net loss per share, as reported	$(0.37)
Pro forma basic and diluted net loss per share	$(0.39)

The weighted-average assumptions used for the valuation of options granted during the three months ended March 31, 2005, were as follows: expected term of 5 years; risk-free interest rate of 4.64%; expected volatility of 80%; and expected dividend yield of zero percent.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

At March 31, 2006, the Company has the following stock-based compensation plans:

In February 2000, the Company adopted its 2000 Stock Plan (the “2000 Plan”). In February 2004, the Company adopted its 2004 Equity Incentive Plan, which became effective upon the effectiveness of the initial public offering and was amended and restated on March 9, 2006 (the “2004 Plan” and, together with the 2000 Plan, “the Plans”). The shares that were available for grant under the 2000 Plan not subject to outstanding options were transferred to and reserved for issuance under the 2004 Plan. In addition, as shares are forfeited or repurchased under the 2000 Plan, they will be transferred to the 2004 Plan. At March 31, 2006, there were a total of 5,409,369 shares of common stock authorized for issuance under the Plans, of which 425,473 were available for grant under the 2004 Plan. Pursuant to the Plans, options or stock purchase rights may be granted to employees and consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Stock options may be granted with exercise prices of no less than the market value of the common stock on the grant date. Options become exercisable as determined by the board of directors, generally at the rate of 25% upon the completion of twelve (12) months of service, with the remaining balance vesting monthly over the next three years of service. Options granted under the Plans expire no more than ten years after the date of grant or ninety days from termination of service.

On March 9, 2006, the Board of Directors approved, subject to approval by the stockholders, an amendment and restatement of the 2004 Plan to increase the number of shares issuable over the term of the plan by 2,000,000 shares and to revise the automatic share increase provision under the plan such that on January 1 of each year, starting in 2007, the number of shares reserved under the 2004 Plan will automatically increase by the lesser of 2,000,000 shares and 4% of the total number of shares of the Company’s common stock then outstanding. The automatic increase provision under the 2004 Plan currently provides that on January 1 of each year, starting in 2005, the number of shares reserved thereunder will automatically increase by the lesser of (i) 531,765 shares or (ii) 2.5% of the total number of shares of common stock then outstanding. On January 1, 2006, 531,765 shares were added to the 2004 Plan under the automatic increase provision.

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

For the three months ended March 31, 2006, activity under all option plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000s)
Options outstanding at December 31, 2005	3,613,147	$5.25
Options granted	308,390	$9.61
Options exercised	(254,633)	$1.10
Options cancelled	(14,500)	$13.29

Options outstanding at March 31, 2006	3,652,404	$5.87	8.50	$12,256

Options exercisable at March 31, 2006	1,240,720	$3.97	7.97	$6,108

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.90 per share and $5.56 per share, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $2,465 and $488, respectively.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Nonvested share activities under the Company’s stock option plans for the three ended March 31, 2006 are summarized as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	2,643,251	$7.24
Granted	308,390	$4.90
Vested	(435,562)	$7.47
Forfeited or cancelled	(14,500)	$8.05

Nonvested balance at March 31, 2006	2,501,579	$7.00

The Company also has an ESPP, which was approved by the Board of Directors in February 2004, amended in May 2004 and approved by stockholders in June 2004. The ESPP allows for the issuance of up to 600,193 shares of common stock, increasing annually on January 1 by the lesser of (i) 0.75% of the total number of shares of common stock then outstanding or (ii) 159,529 shares. On January 1, 2006, 159,529 shares were added to the ESPP. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of common stock. The purchase price of common stock will not be less than 85% of the lower of the fair market value per share of common stock on the date immediately before the first day of the applicable offering period or the fair market value per share of common stock on the purchase date. At March 31, 2006, 566,412 shares remain available for issuance under the ESPP.

4. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The calculation of basic net loss per share excludes incremental common stock issuable upon exercise of options, as their effect would be antidilutive for the periods presented.

	Three Months Ended March 31,
	2006	2005
Historical:
Numerator:
Net loss, as reported	$(3,913)	$(8,105)

Denominator:
Weighted-average common shares outstanding	28,514,193	21,812,477
Weighted-average unvested common shares subject to repurchase	(34,827)	(107,027)

Weighted-average common shares used to calculate basic and diluted net loss per share	28,479,366	21,705,450

Basic and diluted net loss per share	$(0.14)	$(0.37)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share as their effect would be antidilutive:

	Three Months Ended March 31,
	2006	2005
Common stock subject to repurchase	79,337	109,271
Options to purchase common stock	3,652,404	4,570,161

	3,731,741	4,679,432

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

5. Securities Available-for-Sale

Securities available-for-sale consist primarily of federal agency notes, asset-backed securities and corporate debt. The following is a summary of securities available-for-sale, all of which mature within one year:

As of March 31, 2006:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$55,948	$1	$(113)	$55,836
Asset-backed securities	20,574	1	(26)	20,549

Total	$76,522	$2	$(139)	$76,385

As of December 31, 2005:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$59,230	$—	$(96)	$59,134
Asset-backed securities	15,858	—	(29)	15,829
Federal agency note	2,003	—	(1)	2,002

Total	$77,091	$—	$(126)	$76,965

Significantly all of the Company’s securities in an unrealized loss position at March 31, 2006 and December 31, 2005 have been in such a position for six months or less. The gross unrealized losses related to the Company’s securities were due primarily to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at March 31, 2006 and December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of the Company’s investments are rated investment grade or better and the Company intends to hold such investments to maturity.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

6. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying of comprehensive income and its components for general-purpose financial statements. SFAS 130 requires components of other comprehensive income, including unrealized gains or losses on the Company’s available-for-sale securities, to be included in total comprehensive loss. Total comprehensive loss for the three months ended March 31, 2006 and 2005 was $3,924 and $8,178, respectively.

7. Subsequent Event

On May 5, 2006, the Company entered into a five-year operating lease for a new facility located in Brisbane, California. The facility, which will serve as the Company’s corporate headquarters, consists of approximately 28,500 square feet of office space. The Company intends to sublease its current facility.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing in the beginning of this report. The interim financial statements and this MD&A should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 and the related MD&A, both of which are contained in our Annual Report on Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and other chronic diseases. We began selling our product Ventavis in March 2005. The Food and Drug Administration, or FDA, approved Ventavis on December 29, 2004 for the treatment of pulmonary arterial hypertension, or PAH, for patients with New York Heart Association, or NYHA, Class III or IV symptoms. PAH is a chronic, progressive and often fatal disease characterized by severe constriction of the blood vessels in the lungs that leads to very high pulmonary arterial pressure. We have orphan drug exclusivity for the use of Ventavis in treating PAH through December 2011. We began selling Ventavis in March 2005 and recognized $23.9 million of net product sales for the year ended December 31, 2005 and recognized $14.5 million of net product sales for the three months ended March 31, 2006.

We have incurred net losses since our inception. As of March 31, 2006, we had an accumulated deficit of $87.6 million. Based on our sales projections for Ventavis, we expect our losses to decrease over the next few years. However, our goal is to acquire or license the rights to additional products or product candidates, which would increase and continue our net losses.

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through March 31, 2006, we had received net cash proceeds of $177.9 million from the issuance of shares of our preferred and common stock. Through March 31, 2006, we have also collected $36.2 million from the sales of Ventavis since its launch in March 2005. At March 31, 2006, we had total combined cash and cash equivalents and securities available-for-sale of $97.9 million.

Outlook

We expect our net product sales to increase over the next several years as we continue to market and sell Ventavis. However, a variety of factors could affect sales growth. For example, while the FDA label for Ventavis specifies six to nine doses per day, we believe patients on average take approximately six doses per day. This average may be reduced in the future, and we are investigating the efficacy of fewer doses per day. Seasonal trends, patient usage and other factors may affect ongoing demand and contribute to quarterly fluctuations in sales.

We pay a fixed royalty rate to Schering AG based on net sales of Ventavis as defined in our agreement with them and will be required to make payments of $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million. We expect to exceed $25.0 million in annual net sales in 2006, and therefore, we would be required to pay Schering AG $4.0 million upon achieving this sales-based milestone.

We anticipate that a substantial portion of our efforts in 2006 will focus on sales and marketing activities for Ventavis, conducting additional development for expanded uses of Ventavis and continuing to build our infrastructure to support our operations. As a result, we anticipate that expenses for our research and development, as well as expenses for sales and marketing, will increase in 2006. In 2006, our planned development activities include:

•	Completing our ACTIVE Trial, a Phase II clinical trial to evaluate the effectiveness of Ventavis for the treatment of pulmonary hypertension associated with idiopathic pulmonary fibrosis, or IPF;

•	Conducting our VISION Trial, a Phase III clinical trial to evaluate the safety and efficacy of adding Ventavis as a treatment for PAH patients receiving sildenafil, including two different Ventavis dosing regimens (4 times a day and 6 times a day);

•	Enrolling patients and gathering data in our clinical disease registry, the REVEAL Registry™, a longitudinal, open-label registry for PAH patients in the United States;

•	Initiating a clinical trial to evaluate the potential to deliver Ventavis more rapidly into the lungs using a reprogrammed I-neb device. If successful, we believe the delivery time of Ventavis could be reduced from the current 8 to 10 minutes per dose to approximately 4 to 5 minutes per dose;

•	Continuing to investigate alternative formulations of iloprost, the active ingredient in Ventavis, with a goal of improving patient convenience; and

•	Sponsoring physician-initiated trials.

To expand our product pipeline, we will continue to actively pursue opportunities to license or acquire additional products or product candidates, which we anticipate would require additional capital and personnel.

Due to the significant risks and uncertainties inherent in drug development, our dependence on third party manufacturing and the uncertainty of the regulatory process, the costs and timelines to complete further development of Ventavis and any future product or product candidates are not accurately predictable. We continue to make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to scientific, clinical and business considerations. In addition, commercialization of Ventavis and the sales levels that we expect to achieve are subject to various risks, including without limitation competition from existing and future products; dependence on third parties to, among other things, manufacture and distribute Ventavis and the inhalation devices used to administer Ventavis; our ability to effectively utilize our sales and marketing organization; the ability to obtain adequate reimbursement for Ventavis and approved inhalation devices; our ability to obtain regulatory approvals to expand the commercial potential of Ventavis; and market acceptance of Ventavis. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in a new and rapidly evolving market. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Operations Overview

Net product sales consist solely of sales of Ventavis that are reduced for estimates of rebates and returns.

Cost of product sales consists of product and royalty costs paid or payable to Schering AG, amortization of acquired product rights, write-downs of inventory as required for lower of cost or market value or required for obsolescence and excess inventory, and certain distribution costs. We expect our product, royalty and distribution cost of product sales to increase in the future proportionately to sales of Ventavis. We purchase our inventory in euros, and therefore our inventory and related cost of product sales are subject to fluctuations in euro to U.S. dollar exchange rates. We evaluate our inventory for obsolescence and reserve for such obsolescence, if any, based on available information. In addition, amortization of amounts capitalized as intangible acquired product rights consisting of milestone payments for licensed products that have been approved by the FDA for marketing are included in our cost of product sales. We expect that amortization of acquired product rights will increase in the future if we achieve additional sales-based milestones for Ventavis and if we acquire or license additional products or product candidates that have been approved by the FDA for marketing. We capitalize our sales-based milestones for Ventavis when such milestones are achieved and amortize them ratably over the estimated remaining life of the product. We expect to exceed $25.0 million in annual net sales in 2006 and therefore, we would be required to pay Schering AG $4.0 million upon achieving this sales-based milestone.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses, marketing programs, costs associated with our sales force, patient management fees, the REVEAL Registry and professional services fees. We anticipate selling, general and administrative expenses will continue to increase as a result of the ongoing commercialization of Ventavis, activities on the REVEAL Registry and the other activities associated with the planned expansion of our business. Costs have also increased and will continue to increase as we incur additional costs for staffing, sales and marketing initiatives and insurance and other professional fees associated with our operating as a public company.

As a public company, we must continue to comply with the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, and the related rules and regulations of the SEC, including expanded disclosure and accelerated reporting requirements and more complex accounting rules. Pursuant to Sarbanes-Oxley, we must continue to maintain adequate corporate oversight and internal controls, among other responsibilities. We continue to implement additional finance and accounting systems, procedures and controls as we grow our business and to remain in compliance with current and new requirements.

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

Our significant accounting policies are more fully described in Note 2 to our financial statements herein. The following accounting policies are important to fully understand and evaluate our reported financial results.

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We sell to two customers, both of which are specialty pharmacies. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price. Revenue is generally recognized upon shipment when title passes to a credit-worthy customer and reserves are recorded for estimated returns and rebates. We began to sell Ventavis in March 2005, and we have made estimates of product returns and rebates based on historical information, governmental regulations and competitive product information. We believe our estimates are reasonable, but due to the nature of our business model and based on limited experience, these estimates are subjective. We review all sales transactions for potential rebates each month and monitor product ordering cycles and actual returns, product expiration dates and inventory levels to estimate potential product return rates. We believe that our reserves are adequate, but not excessive.

Inventory Reserves

We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels.

Significant differences between our current estimates and judgments and future estimated demand for our product and the useful life of our inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. We will maintain inventory reserves for excess inventory and obsolescence as required.

During the year ended December 31, 2005, we recorded a $1.6 million charge to cost of product sales for the larger ampules of Ventavis inventory that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device that utilizes a smaller ampule size than the Prodose device. During the quarter ended March 31, 2006, we shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1.6 million inventory previously written-down, resulting in no cost a reduction of product associated with those sales. The impact on our cost of product sales for shipping previously written-down inventory was $328. We continued shipping some of the larger ampules in the second quarter of 2006 and also began shipping the smaller ampules to customers in April 2006.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, or SFAS 123(R), “Share-Based Payment.” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, we disclosed such costs on a pro forma basis in the notes to our financial statements. For the three months ended March 31, 2006, we recorded approximately $1.7 million of stock-based compensation expenses, of which $480,000 was included in research and development expense and $1.2 million was included in selling, general and administrative expense. The adoption of SFAS 123(R) had the impact of increasing our basic and diluted net loss per share by $0.06 for the three months ended March 31, 2006. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no impact for tax-related effects on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2006. As of March 31, 2006, unamortized stock-based compensation expenses of approximately $14.5 million remains to be recognized over a weighted-average period of approximately 2.5 years. We amortize stock-based compensation expenses on a straight-line ratable basis over the vesting period.

We estimated the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: (i) expected term of 4.45 years based on historical cancellation and exercise data related to our stock option awards as well as the contractual and vesting terms of the awards; (ii) expected volatility of 58% based on historical and peer volatility data; (iii) weighted average risk-free interest rate of 4.58% based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we calculated a 3.95% annual forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We also estimated the fair value of shares under our ESPP, using the Black-Scholes model with the following assumptions: (i) expected term of 6 months ; (ii) volatility of 78%; (iii) risk-free interest rate of 4.34% based on the U.S. Treasury yield curve in effect at the time of grant; and (iv) expected dividend yield of zero percent.

The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under our

ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

Accounting for Intangible Assets

Our intangible assets consist of acquired product rights. We apply judgments to determine the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, the existence of competing technology and potential obsolescence.

We review intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Our asset impairment review assesses the fair value of the assets based on the future cash flow we expect the assets to generate. The assumptions we use in determining cash flows attributable to our intangible assets over their respective estimated useful lives are consistent with the plans and estimates we use to manage our underlying business. In making these estimates, we are required to make judgments as to the future sales and expenses generated by the assets. The assumptions and estimates we use when determining the fair value of long-lived assets are highly subjective due to the forward-looking nature of these estimates. In some cases we are required to estimate cash flows related to a particular long-lived asset for up to 10 years. We record the amortization of acquired product rights in cost of product sales.

We will recognize an impairment loss if the estimated undiscounted future cash flows we expect to receive from the use of the assets, plus net proceeds we expect from the disposition of such assets, if any, are less than the carrying value of the assets. If we identify an impairment, then we will reduce the carrying amount of the assets to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through March 31, 2006, there has been no such impairment.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Product sales, net. Product sales, net are comprised of sales of our product, Ventavis, which we began to sell in late March 2005. We recognized $14.5 million of net product sales in the three months ended March 31, 2006 compared to $345,000 in the three months ended March 31, 2005.

Cost of product sales and gross margin. The following table summarizes our product sales and gross margin (as a percentage of product sales, net) for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three months ended March 31, 2006	% Product sales, net	Three months ended March 31, 2005	% Product sales, net
Product sales, net	$14,453	100.0%	$345	100.0%
Cost of product, royalty and other	3,418	23.6	91	26.4
Amortization of acquired product rights	225	1.6	225	65.2

Total cost of product sales	3,643	25.2	316	91.6

Gross margin	$10,810	74.8%	$29	8.4%

Our cost of product sales as a percentage of net product sales for the three months ended March 31, 2006 and March 31, 2005 was 25% and 92%, respectively. Our cost of product sales as a percentage of net product sales was much higher for the three months ended March 31, 2005 primarily as a result of our amortization of acquired products rights. We began selling Ventavis in March 2005 but the amortization of the $9.0 million acquired products rights from Schering AG began amortizing in January 2005. Total cost of product sales represents the cost of product, shipping, distribution and handling costs, a royalty owed to Schering AG based on net product sales (as defined in our agreement with Schering AG), the amortization of acquired product rights and write-downs of inventory, as required.

During the year ended December 31, 2005, we recorded a $1.6 million charge to cost of product sales for the larger ampules of Ventavis inventory that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device, which utilizes a smaller ampule size than the Prodose device. During the quarter ended March 31, 2006, we shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1.6 million inventory previously written-down, resulting in no cost of product associated with those sales. The impact on our cost of product sales for shipping previously written-down inventory was a reduction of $328. We continued shipping some of the larger ampules in the second quarter of 2006 and also began shipping the smaller ampules to customers in April 2006.

Research and development expenses

(dollars in thousands)	Three months ended March 31,
	2006	2005	$ Change	% Change
Research and development	$5,539	$2,448	$3,091	126%
Stock-based compensation	480	409	71	17

Total	$6,019	$2,857	$3,162	110%

Research and development expenses increased from $2.9 million in the three months ended March 31, 2005 to $6.0 million in the three months ended March 31, 2006. The increase quarter over quarter primarily reflects increases in clinical trial activities and materials primarily for our VISION and ACTIVE trials of $1.7 million, an increase of $849,000 for other development work and an increase of $328,000 for headcount and related costs and professional fees.

In addition, our stock-based compensation increased by $71,000 from $409,000 in the three months ended March 31, 2005 to $480,000 for the three months ended March 31, 2006. In 2005, the stock-based compensation was the amortization of deferred stock compensation. On January 1, 2006, we adopted SFAS 123(R), which resulted in stock-based compensation expenses of $480,000.

Selling, general and administrative expenses

(dollars in thousands)	Three months ended March 31,
	2006	2005	$ Change	% Change
Selling, general and administrative	$8,625	$4,849	$3,776	78%
Stock-based compensation	1,188	645	543	84

Total	$9,813	$5,494	$4,319	79%

Selling, general and administrative expenses increased from $5.5 million in the three months ended March 31, 2005 to $9.8 million in the three months ended March 31, 2006. The $4.3 million increase primarily reflects an increase of $2.1 million for the recruitment, hiring and additional travel costs of additional personnel, particularly the impact of the sales and marketing professionals, an increase of $1.8 million related to the REVEAL Registry, sales distribution costs and marketing activities, offset by a decrease in professional fees of $265,000.

In addition, our stock-based compensation increased by $543,000 from $645,000 in the three months ended March 31, 2005 to $1.2 million for the three months ended March 31, 2006. In 2005, the stock-based compensation was the amortization of deferred stock compensation. On January 1, 2006, we adopted SFAS 123(R), which resulted in stock-based compensation expenses of $1.2 million accounted for under SFAS 123(R).

Interest and other income, net. Interest and other income, net, increased from $372,000 in the three months ended March 31, 2005 to $1.1 million in the three months ended March 31, 2006. This increase in interest income related to our higher combined average cash and cash equivalents and securities available-for-sale balances in 2006 as a result of our equity financings in 2005.

Interest expense. Interest expense decreased from $155,000 in the three months ended March 31, 2005 to none in the three months ended March 31, 2006. Interest expense in 2005 relates primarily to the interest cost associated with the $9.0 million milestone payment that was due to Schering AG at March 31, 2005. We made the milestone payment to Schering AG, including interest of $205,000, in April 2005.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through March 31, 2006, we had received net cash proceeds of $177.9 million from the issuance of shares of our preferred and common stock and we have also collected $36.2 million from sales of Ventavis. At March 31, 2006, we had total combined cash and cash equivalents and securities available-for-sale of $97.9 million.

For the quarter ended March 31, 2006, we used net cash of $5.0 million for operating activities and experienced a net loss for the period of $3.9 million. Cash used in operating activities included $1.7 million in non-cash stock-based compensation expense. Net cash provided by investing activities for the quarter ended March 31, 2006 was $347,000, which reflected $16.6 million of purchases of securities available-for-sale and $109,000 for purchases of property and equipment, offset by maturities of securities available-for-sale of $17.1 million. Net cash provided by financing activities for the quarter ended March 31, 2006 was $279,000, primarily from issuance of our common stock related to stock option exercises.

We currently expect to use our existing cash and cash equivalents, and securities available-for-sale, for the following purposes:

•	commercialization of Ventavis, including purchases of inventory and sales and marketing activities;

•	additional clinical development of Ventavis in combination with other therapies and in new indications;

•	investigation of alternative formulations of iloprost, the active ingredient in Ventavis; and

•	licensing or acquiring and developing additional products or product candidates.

We expect to use the remainder of our existing cash and cash equivalents to fund working capital and capital expenditures, including the costs relating to a new facility to accommodate our growth. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including without limitation the progress of our product development, regulatory requirements, the success of our commercialization efforts, the financial implications of licensing or acquiring additional products or product candidates and the amount of cash used by our operations.

We continue to incur significant losses. We will continue to increase our spending in connection with the commercialization of Ventavis. We will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million, as well as a royalty based on net sales of Ventavis. We expect to exceed $25.0 million in annual net sales in 2006 and therefore, we would be required to pay $4.0 million to Schering AG upon achieving this sales-based milestone. Based on our current sales projections for Ventavis, we anticipate that our existing cash and cash equivalents, and securities available-for-sale, will be sufficient to fund our operations for the foreseeable future. However, our goal is to acquire or license the rights to additional products or product candidates, which we anticipate would require additional financial resources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, particularly if we acquire or license the rights to additional products or product candidates or if our sales of Ventavis do not meet current projections. If we are unable to raise additional capital when required or on acceptable terms, or if our sales of Ventavis or expenses do not meet current projections, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or other development activities or curtail our operations.

We expect that our existing capital resources, supplemented by cash we project will be generated from sales of Ventavis, will be adequate to satisfy our capital needs for the foreseeable future. However, we anticipate that these resources will not be adequate if we were to acquire or license the rights to any additional product or product candidate. Our future capital requirements will depend on many factors that may impact our current projections and forecasts, including but not limited to:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the level of sales achieved by Ventavis;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials, clinical registry and other development activities;

•	the costs and timing of regulatory submissions; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and other legal costs.

Contractual Obligations

Our contractual obligations as of March 31, 2006 are set forth in the following table (in thousands):

	Payments Due by Period
	Total	Through December 31, 2006	2007 to 2008	2009 to 2010	Thereafter
Manufacturing supply agreement	$12,453	$8,582	$3,871	$—	$—
Operating lease	896	217	602	77	—

Total	$13,349	$8,799	$4,473	$77	$—

The above table reflects only payment obligations that are fixed and determinable. We entered into a five-year commitment for the operating lease for our office facility in December 2003. Prior to moving into the facility, we delivered to the landlord an irrevocable letter of credit in the amount of $144,000 as a security deposit. The letter of credit could be reduced if we maintained a minimum cash balance and maintained a certain ratio of current assets over current liabilities. We met these criteria and reduced our letter of credit by $49,000 in the three months ended March 31, 2006. At March 31, 2006, $47,000 of restricted cash was classified as a long-term asset related to this letter of credit and $48,000 was included in prepaid expenses and other current assets.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement we determine our minimum purchase obligations at the end of each quarter. At March 31, 2006, we estimated our minimum purchase obligation to be $12.5 million. In April 2006, we formalized our commitment to purchase this amount of Ventavis inventory from Schering AG through the second quarter of 2008, which is reflected in the table above. We committed to purchase the smaller sized ampules beginning in 2006. We currently do not have a commitment to purchase any of the larger ampules.

On May 5, 2006, we entered into an office lease with Clarendon Hills Investors, LLC to lease approximately 28,500 square feet of office space located in Brisbane, California, to serve as the Company’s corporate headquarters. The lease provides for an initial term of sixty (60) months and an initial monthly base rent of $2.30 per square foot (or approximately $65,550 for the total leased area). Under the lease, the monthly base rent will increase $0.10 per square foot at the end of the first year and each year thereafter.

In addition, we will be required to pay Schering AG $4.0 million when annual net sales of Ventavis first exceed $25.0 million and $10.0 million when annual net sales of Ventavis first exceed $100.0 million. We expect to exceed $25.0 million in annual net sales in 2006 and therefore, we would be required to pay $4.0 million to Schering AG upon achieving this sales-based milestone. We also have agreed to pay Schering AG a royalty based on Ventavis net sales until the later of the last to expire patent under the agreement covering Ventavis or ten years from the first commercial sale of Ventavis.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents and securities available-for-sale at March 31, 2006 included a variety of corporate debt securities, asset-backed securities and money market funds.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding, among other things, our expectations, beliefs, hopes, goals, plans, intentions, initiatives or strategies. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “continue” or similar terminology.

Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•	Our expectations regarding initiatives relating to Ventavis®, including for example the potential for more rapid delivery of Ventavis using a reprogrammed I-neb™ device; a clinical trial using Ventavis in combination with sildenafil; development of a next-generation formulation of iloprost that could require fewer treatments per day and shorter treatment times; and enrollment in our clinical disease registry.

•	Our expectation regarding the growth of pulmonary arterial hypertension (PAH) patients under treatment in the future.

•	Our belief that the I-neb device will increase market adoption of Ventavis.

•	Our estimate regarding the number of idiopathic pulmonary fibrosis (IPF) patients who have pulmonary hypertension and who we may be able to treat with Ventavis.

•	Our expectation that our operating losses will decrease and our net product sales will increase over the next several years as we continue to market and sell Ventavis.

•	Our expectation that we will exceed $25.0 million in annual net sales in 2006.

•	Our expectation that our existing cash and cash equivalents, and securities available-for-sale will be sufficient to fund our operations for the foreseeable future, unless we in-license or acquire any additional product or product candidate, or our sales of Ventavis do not meet current projections.

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

ITEM 4. Controls and Procedures

Our management team, including our principal executive and financial officers, our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures as of March 31, 2006 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation related to claims arising from our ordinary course of business activities. We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors

Our business faces significant risks. These risks include those described below, and may include additional risks that we do not currently believe are material and risks that are currently unknown to us. Any of these risks could harm our business. If any events or circumstances associated with any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected; such events or circumstances could cause our actual results to differ materially from the results contemplated by our forward-looking statements; and the trading price of our common stock could decline and cause investors to lose some or all of their investments. You should carefully consider the following risks described below in conjunction with the other information contained or incorporated by reference in this report, including our financial statements and related notes, as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other periodic reports on Form 10-Q and Form 8-K .

We continue to face numerous risks and challenges in the execution of our business strategy. Those risks are described below and in our Annual Report on Form 10-K filed with the Commission on March 14, 2006, and we encourage investors to review those risk factor disclosures carefully.

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

We are a biopharmaceutical company incorporated in February 2000 with a limited operating history. Through March 31, 2006, we had generated only $38.3 million of net product sales. We have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and through March 31, 2006, had an accumulated deficit totaling $87.6 million. Our net losses for the years ended December 31, 2005, 2004 and 2003 were $24.6 million, $37.8 million and $12.6 million, respectively, and our net loss for the quarter ended March 31, 2006 was $3.9 million. These losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of Ventavis, which is our only product, for us to achieve or maintain profitability.

We expect to incur increased selling, general and administrative expenses in future years versus comparable periods in the past due to higher sales and marketing expenses related to the commercialization of Ventavis, expenses related to our clinical registry, and expenses related to operating as a public company. We also expect significantly increased research and development expenses related to preclinical and clinical studies and other development efforts to expand the use of Ventavis. We continue to incur significant losses. Based on our current sales projections for Ventavis, we anticipate that our losses will decrease over the next few years, and if this occurs, we plan to finance future operations from sales of Ventavis and current cash resources. However, if actual sales of Ventavis are lower than our projections or our costs increase more than expected, our losses could increase and in such case, sales of Ventavis and current cash resources would be insufficient to finance future operations. In addition, our goal is to acquire or license the rights to additional products or product candidates, which we anticipate would increase and continue our losses. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

Our product sales depend on two distributors to whom we sell Ventavis, and a limited number of physicians who prescribe Ventavis. Product sales may fluctuate from quarter to quarter based on the buying patterns of these distributors, the prescribing patterns of these physicians, and the seasonal work and travel schedules of physicians and patients, as well as any events that affect the geographic areas in which these physicians are concentrated.

We sell Ventavis to only two specialty pharmacy distributors, Accredo Health Care Group, Inc., or Accredo, a Medco company, and Curascript Pharmacy, Inc., a wholly owned subsidiary of Express Scripts, Inc. (formerly Priority Healthcare Corporation), or Curascript, and accordingly they are our only customers. For the three months ended March 31, 2006, Accredo and Curascript represented 81% and 19% of our sales, respectively. Any failure by Accredo or Curascript to pay us on a timely basis or at all could have a material adverse effect on our financial position, results of operations and cash flows. In addition, a limited number of physicians are responsible for the majority of Ventavis prescriptions. Our sales could fluctuate from quarter to quarter based on the buying patterns of Accredo and Curascript and the prescribing patterns of these physicians, including fluctuations due to the seasonal work and travel schedules of physicians and patients alike. For example, during the summer and the winter holiday season, patients may be less likely to seek medical consultation and physicians are more likely to be on vacation, resulting in fewer prescriptions for and lower sales of Ventavis. Furthermore, there can be no guarantee that physicians currently prescribing Ventavis will continue to do so. Most of these physicians are geographically concentrated in metropolitan areas that have academic medical centers, and natural disaster, terrorism, work stoppages or other such events in any of these areas could have a material adverse effect on our sales.

Any failure to manage and maintain our distribution network could compromise Ventavis sales and harm our business.

We rely on third parties to distribute Ventavis to patients. We have contracted with Cardinal Health PTS, LLC, or Cardinal Health, a third-party logistics company, to warehouse Ventavis and distribute it to our two specialty pharmacies, Accredo and Curascript, which in turn distribute Ventavis to patients and provide reimbursement and other support services. This distribution network requires significant coordination with our sales and marketing and finance organizations. Cardinal Health is our exclusive supplier of distribution logistics services; therefore we are wholly dependent on Cardinal Health to perform satisfactorily its obligations under its agreement with us. Accredo is the exclusive provider of our call center. Accredo and Curascript administer reimbursement support programs that provide patients with benefit information and assist with reimbursement of Ventavis by private payors and state (Medicaid) and federal (Medicare) programs for uninsured and disabled patients, respectively. Accordingly, we are wholly dependent on Accredo and Curascript for these services, upon which we rely to help maintain and expand the market for Ventavis.

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

Medicare has determined a reimbursement amount and reimbursement code for Ventavis. Medicare has also determined a reimbursement code and a maximum amount of reimbursement for the inhalation devices used to administer Ventavis, which reimbursement amount became effective in April 2006. Medicaid plans in all fifty states are mandated to cover Ventavis. Notwithstanding this coverage requirement, Utah Medicaid recently rescinded its Ventavis coverage; we are currently working to resolve this change. Decisions regarding the extent of coverage and amount of reimbursement for Ventavis are made on a state-by-state basis. Our specialty pharmacy distributors negotiate with each state for Medicaid coverage and reimbursement for Ventavis and the inhalation devices. Our sales and our financial condition could be negatively impacted if the reimbursement by Utah Medicaid for Ventavis continues to be refused or if reimbursement otherwise currently provided by Medicare or Medicaid in different states is unavailable or inadequate.

We do not manufacture, market or sell the Adaptive Aerosol Delivery (AAD®) inhalation devices used to deliver Ventavis, and the availability of coverage and reimbursement for the inhalation devices is beyond our control. We believe that government reimbursement policies have not historically recognized the increased cost inherent in devices that have very complex designs capable of providing the dose precision of the AAD inhalation devices. The maximum reimbursement amount set by Medicare for the AAD inhalation devices may be seen as inadequate, which could cause our specialty pharmacy customers to stop distributing AAD inhalation devices, which would significantly harm sales of Ventavis as they are the only inhalation devices approved for use with Ventavis.

An ongoing trend has been for government payors to apply downward pressure on the reimbursement of pharmaceutical products and devices. We expect this trend to continue as these payors implement various proposals or regulatory policies that affect reimbursement of these products. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

In addition, any coverage or reimbursement by third-party payors, including governmental authorities, private health insurers and other organizations, may be decreased or eliminated in the future due to, among other things, any failure by us or our specialty pharmacy distributors to comply with regulatory requirements. Coverage and reimbursement may not be available or adequate to allow us to sell Ventavis on a competitive and profitable basis. Many payors are increasingly challenging the prices charged for pharmaceutical products, medical products and services. Our business and financial condition would be affected negatively if reimbursement is inadequate or not available for Ventavis or the inhalation devices or any other device used to administer Ventavis.

If our competitors have or introduce products that are preferred over Ventavis, our commercial opportunity will be significantly reduced or eliminated.

We face intense competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions, among others. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than Ventavis. There currently is no cure for PAH other than lung transplantation. If a cure for PAH is developed, Ventavis may become obsolete.

Various products currently are marketed for the treatment of PAH, including prostacyclins such as epoprostenol, marketed as Flolan® by Myogen, and subcutaneous and intravenous versions of treprostinil, marketed as Remodulin® by United Therapeutics. There are also approved oral therapies for the treatment of PAH. These include an endothelin receptor antagonist, or ETRA, bosentan, marketed as Tracleer® by Actelion, and a phosphodiesterase inhibitor, or PDE-5 inhibitor, sildenafil, which is marketed as Revatio™ by Pfizer. The availability of these competitive products may harm sales of Ventavis.

In addition, United Therapeutics is conducting a Phase II/III study of an inhaled formulation of treprostinil. According to United Therapeutics, the inhaled formulation of trepostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. United Therapeutics presented data from an open label pilot study of inhaled treprostinil at the American Heart Association, or AHA, conference in November 2005. The Phase II/III study is currently enrolling patients and United Therapeutics has indicated that it is increasing the number of sites and patients for the study, but has not announced when it anticipates completing enrollment in the study or making a submission to the FDA.

Also, a number of new PAH treatments are being developed. These include additional oral ETRAs such as Encysive Pharmaceuticals’ Thelin™ (sitaxsentan), which received an approvable letter from the FDA in March 2006 indicating that further information or clinical trials will be required by the FDA before final approval is granted, and Myogen’s ambrisentan, which is currently in Phase III clinical trials, as well as other classes of agents, including long-acting PDE-5 inhibitors such as Lilly ICOS’ Cialis® (tadalafil), and antiproliferative agents such as Novartis AG’s Gleevec® (imatinib mesylate). If any other drugs or an inhaled formulation of trepostinil are approved by the FDA and prove to be safer, more effective or more convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis would likely be significantly reduced.

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

Our ability to compete effectively depends upon, among other things:

•	effectively utilizing our sales and marketing organization;

•	ensuring availability of Ventavis and availability and market acceptance of the I-neb device;

•	expanding the commercial potential of Ventavis through successful completion of our ongoing and planned clinical development activities;

•	modifying the I-neb device to decrease duration of dosing; and

•	investigating alternative formulations of iloprost, the active ingredient in Ventavis, to reduce dosing frequency and/or treatment time to improve patient convenience.

If Ventavis does not gain significant market acceptance in the United States among patients and health care professionals, our business will be harmed.

Ventavis is our only product. Ventavis may not gain significant market acceptance among patients and health care professionals in the United States. The degree of market acceptance of Ventavis depends on a number of factors. Market acceptance of Ventavis may be limited because the available method of delivery and the prescribed dosing duration and frequency of Ventavis are inconvenient compared to some other drugs. The inhalation device previously provided with Ventavis, the Prodose AAD device, is not compact and must be plugged into an electrical outlet. The newer AAD inhalation device, the I-neb, is hand-held and battery operated. Although we believe that the I-neb device will expand our market opportunity because patients will find it to be more convenient, it has only recently become commercially available and we cannot guarantee that it will gain general or lasting market acceptance. Any problems encountered with the inhalation devices may cause patients to use other drugs, which may impact negatively our sales and harm our business.

Market acceptance of Ventavis also may be impaired by any problems that affect the performance of the inhalation devices used to deliver Ventavis. Inadequate quality assurance, quality control or failure to adhere to manufacturing standards by Respironics could discourage patients or physicians from adopting Ventavis as a therapy. The performance capabilities of the I-neb device and the reliability of Respironics’ quality assurance and controls in its manufacturing process over the long term are uncertain. Failure to increase acceptance of prostacyclin therapy delivered through inhalation as opposed to continuous infusion by subcutaneous delivery or by infusion pump could limit our market opportunity. We believe some patients may prefer to use, and some physicians may prefer to prescribe, other prostacyclin treatments rather than Ventavis. Patients who have severe PAH may require other prostacyclin therapies because of the need for continual dosing.

Side effects also could negatively affect market acceptance of Ventavis. Side effects of Ventavis observed during clinical trials included fainting, shortness of breath, fatigue, chest pain, nausea, coughing and headaches. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may reduce efficacy of the treatment and, in turn, have a material adverse effect on our sales of Ventavis. We believe patients on average take six doses of Ventavis per day, and this average may be reduced in the future.

Any or all of these factors could limit market acceptance of Ventavis and significantly harm our business.

Any interruption in the supply or problems that adversely affect the AAD inhalation devices could seriously harm our business or result in our inability to sell Ventavis.

Respironics is the sole supplier of AAD inhalation devices, which are the only inhalation devices approved for use with Ventavis. If for any reason Respironics fails to supply to specialty pharmacy companies an adequate number of inhalation devices to meet patient demand, our business would be significantly harmed. If inhalation devices approved for use with Ventavis became unavailable, our specialty pharmacy customers could not secure inhalation devices from a third party on a timely basis and we would therefore be unable to sell them Ventavis.

The I-neb device became commercially available in December 2005, and is the first commercial device utilizing Respironics’ novel vibrating mesh technology together with its AAD technology. The design of the device may not provide the advantages expected, and the I-neb device may not perform in the marketplace as expected or gain general or lasting acceptance by patients and physicians. We believe the adoption of the I-neb device will expand our market opportunity and increase our sales. However, if the I-neb device is not perceived by patients and physicians as improving treatments or convenience of delivery, our reputation, market opportunity and future sales could be harmed.

Inhalation devices are inherently mechanical, and, as a result, any individual device may not operate as intended and, can fail from time to time and may fail to provide the intended advantages based on improper usage by patients. In particular, newly introduced devices or devices using new technology, such as the I-neb device, may experience unexpected difficulties that are not discovered until they are in use by patients for a significant period of time. In addition, patients may find unfamiliar devices to be difficult to use and may require additional training. If devices fail to operate properly or efficiently or failures were to occur on a widespread basis, or if the devices are harder to use or require additional patient training, we cannot be certain that such issues could be resolved in a timely and cost-effective manner. If it is determined that a device could potentially harm patients, distribution of the device could be suspended or recalled, which could have a material adverse effect on our business.

If we decide to seek an alternate supplier of inhalation devices, we will need to identify and contract with that new supplier to demonstrate comparability with this new device and to obtain FDA approval for the use of the new device with Ventavis. The FDA process requires the clearance of a 510(k) application for the device and the approval of a supplemental New Drug Application, or sNDA for the use of the device with Ventavis. Seeking FDA clearance and approval of any device is costly and time-consuming, with no assurance that the FDA will grant clearance or approval.

Respironics manufactures the I-neb devices outside of the United States, utilizing a third party manufacturer, and is subject to the quality system regulation requirements of the FDA and other manufacturing standards and regulatory requirements imposed by the FDA and foreign authorities. We have no control over Respironics’ manufacturing process. Failure by Respironics to maintain required manufacturing standards or to implement proper quality assurance and quality control could result in serious patient injury, product recalls or withdrawals, delays or failures in product testing or delivery, product malfunctions or inefficiencies, cost overruns or other problems that could seriously harm our business. Respironics also could encounter difficulties involving production yields as well as shortages of qualified personnel. In addition, Respironics is subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and may fail to meet these agencies’ acceptable standards of compliance.

We have no manufacturing capabilities and rely on Schering AG for the clinical and commercial production of Ventavis, which puts at risk our ability to obtain Ventavis for distribution and continued development.

We do not operate manufacturing facilities for clinical or commercial production of Ventavis. We have little experience in drug formulation and no experience in drug manufacturing, and we lack the resources and the capabilities to manufacture Ventavis on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of Ventavis for clinical trials or commercial purposes in the foreseeable future.

We rely on Schering AG as our sole supplier for the clinical and commercial production of Ventavis. Schering AG may not perform as agreed, may not continue producing Ventavis, or its performance may be disrupted by internal corporate reasons, including its pending acquisition by Bayer AG. Moreover, although Bayer AG would be obligated to perform under our contracts with Schering AG, Bayer AG may have other corporate priorities. In addition, in the event of a natural disaster, failure to continue to meet FDA or other regulatory requirements, business failure, strike or other difficulty, the production and supply of Ventavis would be interrupted, resulting in delays and additional costs. Our supply of Ventavis is subject to additional risks of interruption because it is manufactured outside of the United States. Schering AG manufacturers the iloprost drug substance for Ventavis in Germany and then transports it to Spain where the final drug product is finished and packaged. We must maintain clearance from the appropriate foreign health authorities to export Ventavis to the United States. We may face difficulties in importing Ventavis into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging. In addition, Schering AG is subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and it may fail to meet these agencies’ acceptable standards of compliance.

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

Upon the occurrence of any of the aforementioned events, our ability to switch manufacturers would be very difficult and prolonged for a number of reasons, including:

•	the number of potential manufacturers is limited and we may not be able to negotiate agreements with alternative manufacturers on commercially reasonable terms or at all;

•	the proprietary manufacturing process is lengthy and complex; and

•	the FDA must approve any replacement facility prior to manufacturing product for commercial use, which requires new testing and compliance inspections.

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

Under our agreement with Schering AG we have currently committed to purchasing minimum amounts of Ventavis through the second quarter of 2008. If we underestimate our purchase requirements we will not be able to meet the needs of patients and patients may turn to alternate treatments. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may exceed forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We are also required to make judgments as to the expiration dates of our product, since product can no longer be used after its expiration date. As part of our excess inventory assessment we also consider the expiration date of product to be manufactured in the future under minimum purchase obligations. Significant differences between our current estimates and judgments and future estimated demand for product and the useful life of inventory, may result in significant charges for excess inventory or purchase commitments in the future. These differences, whether we overestimate or underestimate our purchase requirements, could have a material adverse effect on our financial condition and results of operations.

Our product sales may depend on the health and personal preferences of patients.

PAH is a fatal disease and the discontinuance rate of use of Ventavis is affected by the seriousness of the illness. As the health of a PAH patient declines, he or she may not be able to administer drugs using an inhalation device, such as the AAD inhalation devices, or may require 24-hour continuous treatment. Under these or other circumstances, or because of personal preference, the patient may opt for competitors’ prostacyclin products administered intravenously or subcutaneously. In addition, doctors may prescribe, or patients who use Ventavis may choose to take fewer than the recommended number of doses of Ventavis, or may believe using Ventavis is inconvenient and opt for other treatments. We believe patients take on average six doses of Ventavis per day, and that this number may decrease as more is learned about the use of Ventavis in combination with other drugs. All of the above factors may have the effect of weakening our sales and harming our business.

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

Rights to market Ventavis in Canada are held by Berlex Laboratories, a subsidiary of Schering AG. Berlex Laboratories filed for marketing approval with Health Canada, which is reviewing the application and which could grant approval as early as this year. In the United States, prices for pharmaceuticals are generally higher than in other countries, including the bordering nations of Mexico and Canada, which may maintain government price controls. The ability of patients and other customers to obtain lower priced imports has grown significantly as a result of regulatory harmonization, common market or other trade initiatives, and the Internet. The volume of illegal imports into the United States continues to rise as foreign pharmacies target American purchasers and American purchasers become more aware of less expensive illegal imports. In addition, political forces may result in U.S. legislative or executive action that would legalize lower priced imports. Our sales of Ventavis in the United States may be reduced if products are imported into the United States from lower price markets, whether legally or illegally. Any decrease in our sales could have a material adverse impact on our business.

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

Vermont, Maine, Minnesota, New Mexico, Texas, the District of Columbia and West Virginia have also enacted statutes of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities, as well as restrictions upon the types of gifts that may be provided to healthcare practitioners. Similar legislation is being considered in other states. In addition, a number of states have adopted or are considering adoption of what are known as “drug pedigree laws,” which require tracking drug distribution to prevent counterfeit drugs from being introduced into the supply chain, and loss reporting requirements, which require drug manufacturers to report any drug products that are unaccounted for. Many of these state requirements are new and uncertain, and available guidance is limited. We are in the process of identifying the universe of state laws applicable to pharmaceutical companies and are taking steps to ensure that we come into compliance with all such laws. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, any of which could harm our business.

Sales of Ventavis could be harmed due to a large number of clinical trials competing for available PAH patients.

There are a number of current and planned clinical trials by companies that compete with us and that currently have drugs available to treat PAH, as well as companies with investigational drugs to treat PAH. These trials compete for patients who might otherwise be appropriate for Ventavis therapy. Patients who enroll in clinical trials generally receive free drug during the trial, and are therefore taken out of the potential market for Ventavis. In addition, patients who participate in clinical trials may be offered free drug for up to one year after a trial has concluded. Through 2007, we expect up to 1,500 PAH patients to enroll in clinical trials conducted by us and other companies. If other clinical trials successfully recruit patients who would otherwise be Ventavis patients, our sales or sales growth would be harmed and our clinical trials could be disrupted or delayed, which could harm future market opportunities for Ventavis.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approval for or further commercialize Ventavis.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials, including our ongoing Phase II ACTIVE Trial and Phase III VISION Trial, as well as planned trials. We may not be able to control the amount and timing of resources that third parties devote to our clinical trials. Identifying and enrolling patients in clinical trials from the limited available patient population is a time-consuming and sometimes difficult process, and we depend on these third parties to achieve full and timely enrollment. Establishing and maintaining good relationships with individual principal investigators and clinical trial sites is critical to us. For example, in the event that we are unable to maintain our relationships with any of our selected clinical trial sites, or elect to terminate the participation of any of these sites, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. We have no experience in conducting clinical trials in Europe, and consequently, for the VISION Trial, we are relying on a contract research organization to act as our legal representative in Europe and conduct the VISION Trial in Europe, including assisting in preparation of regulatory submissions in Europe and assisting in managing the clinical sites in Europe. If any third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data obtained in clinical trials is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain additional regulatory approval or expand commercial opportunities for Ventavis.

If our clinical trials or clinical disease registry generate data that are less favorable than historical data or are viewed as unsuccessful, or if our clinical trials experience significant delays or adverse events, our business could be harmed significantly.

We conduct preclinical studies and clinical trials with respect to Ventavis and have initiated a clinical disease registry to collect observational data on U.S. patients with PAH, WHO Group 1. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or maintain enrollment of enough patients to complete our clinical trials or clinical disease registry due to study design, competition for patients by other clinical trials, or other reasons. Even if we are able to enroll a sufficient number of patients, our current or future clinical trials may not produce positive results or adequate clinical data necessary to obtain the desired marketing approval, or may result in adverse events, which could interrupt, delay or halt our clinical trials and could result in unfavorable regulatory actions, including denial for Ventavis to be marketed for new indications, in combination with other therapies or otherwise outside of our current label. Our product development costs will also increase if we experience delays or failures in our clinical trials, and significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

Furthermore, any future product candidate, including alternative formulations of iloprost, the active ingredient in Ventavis, or Ventavis used in combination therapy or for additional indications, may prove to be ineffective or only moderately effective in treating a targeted indication or when used in combination therapy, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining the desired regulatory approval, prevent or limit an intended commercial use, or raise concerns regarding the safety or efficacy of Ventavis for its current approved uses, any of which could have a material adverse effect on our business. In addition, our clinical disease registry may not produce positive data with respect to Ventavis or its use. The FDA and other regulatory authorities may not approve any future product that we may develop or approve Ventavis for any additional indications or combination therapy. Any such failure may severely harm our business. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval, or contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

Even if our product or any future product candidate meets safety and efficacy endpoints in clinical trials, regulatory authorities may not approve our request for labeling claims, or we may face post-approval problems that require withdrawal from the market.

Our product or any of our future product candidates, including any alternative formulations of iloprost, the active ingredient in Ventavis, may not receive the sought-after regulatory approval even if they achieve their endpoints in clinical trials. Regulatory agencies may approve a product candidate for fewer conditions than requested or raise concerns regarding the safety or efficacy of Ventavis for its current approved use, may grant approval subject to the performance of post-marketing studies, or may not approve the labeling claims that are necessary or desirable for the successful commercialization of Ventavis or any future product candidates. Even after regulatory approval, our product or future product candidates may later exhibit adverse effects that limit or even prevent their widespread use or that force us to withdraw from the market. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We are, and potentially may be, subject to new federal and state requirements to submit information on our open and completed clinical trials to public registries and databases.

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America, or PhRMA, has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation has been introduced to expand www.clinicaltrials.gov and to require the inclusion of study results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we infringe on its technology, our business and results of operations could be harmed by a number of factors, including:

•	infringement and other intellectual property claims, even if without merit, are expensive and time-consuming to litigate and can divert management’s attention from our core business;

•	monetary damage awards for past infringement can be substantial;

•	a court may prohibit us from selling Ventavis unless the patent holder chooses to license the patent to us; and

•	if a license is available from a patent holder, we may have to pay substantial royalties and other amounts.

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

We expect that our operating expenses will increase for the next several years, and that we will continue to spend substantial amounts to commercialize Ventavis; invest in its development to, among other things, expand its potential for additional indications and for use in combination with other FDA-approved products, develop alternative formulations of iloprost, the active ingredient in Ventavis, and decrease its inhalation time; and license or acquire other products or product candidates. We estimate that our existing cash and cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements for the foreseeable future. However, our forecast of the period of time through which our cash and cash equivalents and securities available-for-sale will last, including cash from our sales of Ventavis, could vary materially, if Ventavis sales do not grow as expected, if costs increase more than we anticipate, or if we license or acquire any additional products or product candidates. In any such event, we would likely seek to finance future cash needs through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience dilution. Any debt financing may involve granting a security interest in all or a portion of our assets or restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of Ventavis or one or more product candidates.

If we fail to attract and retain management and other personnel, we may be unable to successfully acquire or license additional products or product candidates, or continue our development and commercialization activities.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and other personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The loss of services of one or more of our members of senior management could jeopardize, delay or interrupt our efforts to acquire or license additional products or product candidates, successfully complete clinical trials, or further develop and commercialize Ventavis. We do not currently carry key person insurance on the lives of members of senior management.

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

We are a small company that significantly increased our number of employees from 39 full-time employees at December 31, 2004 to 85 full-time employees at December 31, 2005 to 98 full-time employees at March 31, 2006. In order to execute our business strategy, we will need to continue to increase our operations, particularly if we license or acquire additional products or product candidates, including further expanding our employee base of managerial, sales and marketing, clinical and operational personnel. Recent growth has imposed significant added responsibilities on members of management, as will future growth, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to further develop and commercialize Ventavis, our ability to license or acquire any future products or product candidates and to develop and commercialize them, and our ability to compete effectively will depend, in part, on our ability to manage growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	attract, integrate and train new personnel and retain current personnel; and

•	further develop our administrative, accounting and management information systems and controls.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we completed a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2005, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. The adoption of SFAS 123(R) increased our basic and diluted net loss per share for the three months ended March 31, 2006 by $0.06 per share. We expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations for subsequent periods.

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

Our stock price has been and will likely continue to be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this Quarterly Report on Form 10-Q, may also have a significant impact on the market price of our common stock:

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

If there are significant sales of our common stock, our stock price could decline, even if our business is doing well.

If our existing stockholders sell a significant number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of a substantial number of these shares in the public market could also impair our ability to raise capital through the sale of additional equity securities.

Our stock is controlled by a small number of stockholders and the interests of these stockholders could conflict with your interests.

As of March 31, 2006, our executive officers, directors, and their affiliates beneficially owned in the aggregate 37.4% of our common stock. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 5. Other Information

(a) On May 5, 2006, the Company entered into an office lease with Clarendon Hills Investors, LLC to lease approximately 28,500 square feet of office space located in Brisbane, California, to serve as the Company’s corporate headquarters. The lease provides for an initial term of sixty (60) months. Under the lease, the initial monthly base rent of $2.30 per square foot (or approximately $65,550 for the total leased area) will increase $0.10 per square foot at the end of the first year and each year thereafter. The lease grants the Company two renewal options of three years each. A copy of the lease is filed herewith as Exhibit 10.31 to this report. The foregoing summary is qualified in its entirety by reference to that exhibit.

(b) Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1(1)	Registrant’s Amended and Restated Bylaws

10.4(2)	Registrant’s Amended and Restated 2004 Equity Incentive Plan.

10.20*	Registrant’s 2004 Equity Incentive Plan Amended and Restated Form of Stock Option Grant for Employees.

10.23*	Registrant’s 2004 Equity Incentive Plan Amended and Restated Form of Stock Option Agreement for Non-Employee Directors

10.29†	Employment Offer Letter between Abhay Joshi and Registrant dated April 10, 2006.

10.30†	Amendment No. 3, dated February 2, 2006, to Development and License Agreement, dated December 29, 2004, between Schering AG and Registrant.

10.31*	Office Lease between Clarendon Hills Investors, LLC and Registrant dated May 5, 2006.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to the confidentiality request. The omitted portions have been separately filed with the Commission.
*	Filed herewith.
(1)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 31, 2006.
(2)	Incorporated herein by reference to Appendix B of the Registrant’s proxy statement filed on April 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoTherix, Inc.

By:	/s/ Christine E. Gray Smith
Christine E. Gray-Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2006