Form 10-Q
period 2006-06-30
COTHERIX INC
filed 2006-08-09
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 2, 2006
Common stock, $0.001 per share	28,704,431

CoTherix, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CoTherix, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,434	$25,865
Securities available-for-sale	74,083	76,965
Interest receivable	779	965
Accounts receivable, net of allowance for doubtful accounts of $65 and $36 at June 30, 2006 and December 31, 2005, respectively	4,298	2,390
Inventory	3,819	510
Prepaid expenses and other current assets, including restricted cash of $48 and $49 at June 30, 2006 and December 31, 2005, respectively	2,147	2,216

Total current assets	99,560	108,911
Property and equipment, net	1,888	1,572
Acquired product rights, net	11,611	8,100
Other long-term assets, including restricted cash of $47 and $95 at June 30, 2006 and December 31, 2005, respectively	81	95

Total assets	$113,140	$118,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,155	$1,192
Accrued compensation	1,823	3,845
Accrued clinical development liabilities	396	113
Accrued acquired product rights	4,000	—
Other accrued liabilities	7,830	5,008
Liability for early exercise of stock options	37	20

Total current liabilities	15,241	10,178
Liability for early exercise of stock options-non-current portion	1	5
Deferred rent-non-current portion	152	192
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2006 and December 31, 2005; 28,635,088 shares and 28,356,792 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	29	28
Additional paid-in capital	196,325	198,764
Deferred stock compensation	—	(6,703)
Accumulated other comprehensive loss	(111)	(126)
Accumulated deficit	(98,497)	(83,660)

Total stockholders’ equity	97,746	108,303

Total liabilities and stockholders’ equity	$113,140	$118,678

See accompanying notes

CoTherix, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product sales, net	$16,223	$4,141	$30,676	$4,486

Operating expenses:
Cost of product sales	4,155	1,305	7,798	1,621
Acquired product rights	8,250	—	8,750	—
Research and development	5,970	3,119	11,489	5,976
Selling, general and administrative	9,903	6,435	19,716	11,929

Total operating expenses	28,278	10,859	47,753	19,526

Loss from operations	(12,055)	(6,718)	(17,077)	(15,040)
Interest and other income, net	1,131	495	2,240	867
Interest expense	—	(60)	—	(215)

Net loss	$(10,924)	$(6,283)	$(14,837)	$(14,388)

Basic and diluted net loss per share	$(0.38)	$(0.26)	$(0.52)	$(0.63)

Weighted average shares used to compute basic and diluted net loss per share	28,603,971	23,887,250	28,546,372	22,818,663

See accompanying notes

CoTherix, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(14,837)	$(14,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	203
Amortization of intangibles	489	450
Stock-based compensation	3,681	2,074
Fair value of stock options issued for services	77	105
Amortization of premium of available-for-sale securities	149	335
Impairment of fixed asset	104	—
Changes in assets and liabilities:
Accounts receivable, net	(1,908)	(1,482)
Interest receivable	186	(684)
Inventory	(3,309)	(1,384)
Prepaid and other current assets	69	(183)
Restricted cash	48	—
Other long term assets	(34)	—
Accounts payable	(37)	761
Accrued compensation	(2,022)	(135)
Accrued clinical development liabilities	283	(429)
Accrued acquired product rights	—	(9,000)
Other accrued liabilities	2,782	1,490

Net cash used in operating activities	(13,991)	(22,267)

Cash flows from investing activities:
Purchases of securities available-for-sale	(37,187)	(48,128)
Proceeds from maturities of securities available-for-sale	39,935	8,950
Purchases of property and equipment	(708)	(358)

Net cash provided by (used in) investing activities	2,040	(39,536)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	520	35,094

Net cash provided by financing activities	520	35,094

Net decrease in cash and cash equivalents	(11,431)	(26,709)
Cash and cash equivalents at the beginning of the period	25,865	43,251

Cash and cash equivalents at the end of the period	$14,434	$16,542

Supplemental cash flow data:
Interest paid	$—	$205

See accompanying notes

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

1. The Company and Basis of Presentation

CoTherix, Inc. (“CoTherix” or the “Company”) was incorporated in the state of Delaware on February 10, 2000. The Company is a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiovascular disease, including pulmonary arterial hypertension (PAH) and stable angina.

The Company has sustained operating losses since inception. The Company expects its research and development expenses to increase significantly in connection with preclinical and clinical studies and other development activities related to its newly in-licensed product candidate, fasudil, and to expand the use of its commercial product, Ventavis. The Company also expects to incur increased selling, general and administrative expenses in future years versus comparable periods in the past principally due to higher sales and marketing expenses related to the commercialization of Ventavis, expenses related to its clinical registry (the REVEAL Registry™), headcount and increased infrastructure costs. As a result, the Company expects to continue to incur significant operating losses. In addition, the Company may continue to acquire or license the rights to additional products or product candidates, which it anticipates would further increase and continue its losses. The Company plans to continue to finance its operations with sales of Ventavis and from existing cash resources and may be required to seek additional capital through a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, for any other interim period or for any other future period.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of less than three months when purchased to be cash and cash equivalents. The carrying value of cash and cash equivalents approximates estimated fair value at June 30, 2006 and at December 31, 2005.

Securities Available-for-Sale

The Company classifies investments in marketable securities as securities available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company considers investments with a maturity date of more than three months, but less than twelve months, from the date of purchase to be short-term investments and the Company has classified these securities as

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

current assets. The Company considers investments with a remaining maturity date of more than twelve months from the date of purchase to be long-term investments. As of June 30, 2006, the Company had short-term securities available-for-sale of $74,083 and no long-term investments. Securities available-for-sale are carried at estimated fair value, with unrealized gains and losses reported as other comprehensive loss, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific identification method.

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

The Company’s revenues and trade receivables are concentrated in two specialty pharmacy customers. The Company performs credit evaluations on the financial condition of its two customers and limits the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. The Company’s two customers represented 73% and 27%, respectively, of accounts receivable at June 30, 2006. The Company’s two customers represented 82% and 18%, respectively, of net product sales for the three months ended June 30, 2006 and 81% and 19%, respectively, of net product sales for the six months ended June 30, 2006.

Fair Value of Financial Instruments

The Company carries cash and cash equivalents and securities available-for-sale at fair value. The fair value of the Company’s other financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their respective carrying values due to the short-term nature of these balances.

Restricted Cash

As of June 30, 2006 and December 31, 2005, the Company classified $95 and $144, respectively, of cash as collateral for an irrevocable letter of credit required under the terms of its current facilities lease as restricted cash.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and acquired product rights subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. During the six months ended June 30, 2006, the Company terminated a contract with a vendor, resulting in an expense of $104 for previously capitalized software purchased from the vendor, which had not been placed in service. Such expense was included in selling, general and administrative expense, as such software provided no value for the Company upon termination of the contract.

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

Purchase Obligations for Inventory

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG, majority control of which was recently obtained by Bayer AG, for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in July 2006 the Company committed to purchasing minimum amounts of Ventavis through the third quarter of 2008. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels, as well as to consider the expiration dates of its product, since its product cannot be used after its expiration date. As part of its assessment of potential excess inventory, the Company also considers the expiration date of its product to be manufactured in the future under minimum purchase obligations.

Significant differences between the Company’s current estimates and judgments and future estimated demand for its product and the useful life of its inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on the Company’s financial condition and results of operations during the period in which the Company recognizes an inventory reserve or write-down. During the year ended December 31, 2005, the Company recorded a $1,600 charge to cost of product sales for the larger ampules of Ventavis inventory that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device that utilizes a smaller ampule size than the Prodose device. During the three and six months ended June 30, 2006, the Company shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1,600 inventory previously written-down, resulting in no cost of product associated with those sales. The impact on the Company’s cost of product sales for shipping previously written-down inventory was $262 and $590, respectively, for the three and six months ended June 30, 2006. The Company began shipping the smaller ampules to customers in April 2006, but the Company has continued shipping some larger ampules as some Ventavis patients continue to use the Prodose device.

Respironics, Inc., or Respironics, manufactures and sells the inhalation devices used to administer the Company’s commercial product, which devices are distributed by the Company’s specialty pharmacy customers. Pursuant to its agreement with Respironics, the Company began reimbursing Respironics in December 2005 for the cost of new I-neb devices for patients transitioning from the Prodose to I-neb devices. The Company has paid all the costs of this program.

Inventories and Cost of Product Sales

Inventories consist of finished good products and are stated at lower of cost or market value. Cost is determined by the first-in, first-out, or FIFO, method. The Company maintains inventory reserves for obsolescence, if required.

Cost of product sales includes the cost of drug product, shipping, distribution and handling costs, a royalty obligation owed to Schering AG based on net sales (as defined in the Company’s agreement with Schering AG ), amortization of acquired product rights and any necessary write-downs of inventory.

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, costs associated with clinical trials and field-based clinical activities, non-clinical activities such as pharmaceutical development costs, toxicology testing, medical education, regulatory activities, research-related overhead expenses, investigator sponsored studies, and fees paid to external service providers and contract research organizations, who conduct certain research and development activities on behalf of the Company. Research and development costs are expensed as incurred.

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

Acquired Product Rights

The accounting treatment of payments for the acquisition of product rights is determined by the stage of the product at the time of the obligation. Initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, are under development or are not approved by the FDA for marketing or have not reached technical feasibility and have no foreseeable alternative future use, are charged to expense as incurred. Initial payments and milestone payments for the acquisition of a product that is already marketed or is approved by the FDA for marketing are capitalized and amortized ratably over the estimated remaining life of the product. The Company capitalizes sale-based milestones if and when such milestones are achieved and amortizes such milestones ratably over the estimated remaining life of the product. The product life is estimated based upon the term of the agreement, the patent life of the product, the assessment of future sales and profitability of the product and the assessment of the Company’s competitive environment. The Company assesses this estimate regularly during the amortization period and adjusts the asset value or useful life when appropriate.

The Company expensed a total of $8,750 during the six months ended June 30, 2006 for payments made to Asahi Kasei Pharma Corporation (“Asahi”), of which $8,500 was paid in connection with its license of certain rights to fasudil and $250 of which was paid to secure an option to expand the Company’s license of fasudil for additional indications.

In December 2004, the Company capitalized $9,000 in acquired product rights related to a milestone becoming due upon the marketing approval of Ventavis by the FDA. During the three months ended June 30, 2006, the Company became obligated to pay a sales-based milestone when its annual net sales exceeded $25,000, resulting in a $4,000 payment due to Schering AG, which the Company paid in July 2006. The $4,000 payment has been capitalized as an acquired product right. The Company records the amortization of these capitalized acquired product rights as a component of cost of product sales. The $11,611 in acquired product rights at June 30, 2006 will be amortized over the estimated remaining life of the product, currently estimated to end by December 2014.

Reclassification

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. Reclassifications included: a) for the three and six months ended June 30, 2005, the Company reclassified $404 and $813, respectively, to research and development expenses and $616 and $1,261, respectively, to selling, general and administrative expenses from amortization of employee stock-based compensation in the Condensed Statement of Operations upon adoption of SFAS 123(R) on January 1, 2006, b) $225 and $450 to cost of product sales from acquired product rights expense for the three and six months ended June 30, 2005, respectively, since the amortization of the Company’s acquired product rights for Ventavis, is a component of cost of product sales, and c) $500 from research and development expense to acquired product rights expense during the six months ended June 30, 2006, upon signing of the agreement with Asahi since such payment was classified as research and development expense at the time of payment during the quarter ended March 31, 2006.

3. License Agreement with Asahi Kasei Pharma Corporation

On June 23, 2006, the Company entered into an agreement with Asahi granting the Company exclusive rights in North America and Europe to develop and commercialize oral and inhaled formulations of fasudil, a rho-kinase inhibitor, for the treatment of PAH and oral formulations of fasudil for the treatment of stable angina. Under the terms of the agreement, the Company made upfront license payments totaling $8,500 to Asahi. In addition, the Company will be required to pay development and revenue milestone payments of up to $114,500, if and when achieved. The Company also paid $250 for a one year option to expand its license to use oral and inhaled fasudil in North America and Europe for additional indications excluding eye diseases and stroke. The Company may renew this option for an additional year. If the Company exercises the option to expand its license to use oral and inhaled fasudil for additional indications, it will be required to pay an exercise fee, as well as development and revenue milestone payments, if and when achieved. Further, the Company also agreed to pay a royalty based on certain net sales of any products developed by the Company containing fasudil, until the later of a) ten years from the first commercial sales of such product or products, b) the last to expire patent under the agreement covering fasudil and c) the loss of any regulatory exclusivity. The total payments of $8,750 were expensed to acquired product rights in the Company’s Statement of Operations.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, as revised, “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans.

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date of January 1, 2006, as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, the Company disclosed such costs on a pro forma basis in the notes to its financial statements. For the three months and six months ended June 30, 2006, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$572	$1,052
Selling, general and administrative	1,441	2,629

Total	$2,013	$3,681

The adoption of SFAS 123(R) increased the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2006 by $0.07 and $0.13 per share, respectively. Since the Company continues to operate at a net loss, the adoption of SFAS 123(R) had no tax-related effects on cash flow from operations and cash flow from financing activities for the three and six months ended June 30, 2006. As of June 30, 2006, unamortized stock-based compensation expenses of approximately $15,844 remain to be recognized over a weighted-average period of approximately 2.7 years. The Company amortizes stock-based compensation expenses on a straight-line ratable basis over the vesting period.

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Dividend yield	—	—
Risk-free interest rate	4.99%	4.87%
Expected life	4.5 years	4.5 years
Volatility	67%	64%
Forfeiture rate	3.95%	3.95%

The Company’s assumptions used under the model were determined as follows: (i) expected term was based on historical cancellation and exercise data related to its stock option awards, as well as contractual and vesting terms of the awards; (ii) expected volatility was based on historical and peer volatility data; and (iii) weighted average risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. In addition, under SFAS 123(R), fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company calculated the annual forfeiture rate based on historical data, which it believes is a reasonable assumption to utilize to estimate forfeitures. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The Company estimated the fair value of shares issued under its Employee Stock Purchase Plan, or ESPP, using the Black-Scholes model with the following assumptions: (i) expected term of 6 months; (ii) volatility of 67%; (iii) risk-free interest rate of 5.01% based on the U.S. Treasury yield curve in effect at the time of grant; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), fair value of ESPP shares issued is recognized as expense over the service period. Forfeitures are considered immaterial for calculations of stock-based compensation for the ESPP.

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

Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for its stock-based employee compensation expenses under the recognition and measurement provision of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net loss and net loss per share if the fair value method of SFAS 123 had been applied to the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(6,283)	$(14,388)
Add: Stock-based employee compensation expense included in net loss	1,020	2,074
Deduct: Stock-based compensation expense determined under fair value method	(1,655)	(3,030)

Pro forma net loss	$(6,918)	$(15,344)

Basic and diluted net loss per share, as reported	$(0.26)	$(0.63)

Pro forma basic and diluted net loss per share	$(0.29)	$(0.67)

The weighted-average assumptions used for the valuation of options granted during the three and six months ended June 30, 2005, were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Dividend yield	—	—
Risk-free interest rate	3.72%	4.18%
Volatility	80%	80%
Expected life	5 years	5 years

At June 30, 2006, the Company has the following stock-based compensation plans:

In February 2000, the Company adopted its 2000 Stock Plan (the “2000 Plan”). In February 2004, the Company adopted its 2004 Equity Incentive Plan, which became effective upon the effectiveness of the initial public offering and was amended and restated on March 9, 2006 (the “2004 Plan” and, together with the 2000 Plan, “the Plans”). The shares that were available for grant under the 2000 Plan not subject to outstanding options were transferred to and reserved for issuance under the 2004 Plan. In addition, as shares are forfeited or repurchased under the 2000 Plan, they will be transferred to the 2004 Plan. On May 25, 2006, the Company’s stockholders approved the March 9, 2006 amendment and restatement of the 2004 Plan to increase the number of shares issuable over the term of the plan by 2,000,000 shares and to revise the automatic share increase provision under the plan such that on January 1 of each year, starting in 2007, the number of shares reserved under the 2004 Plan will automatically increase by the lesser of 2,000,000 shares and 4% of the total number of shares of the Company’s common stock then outstanding. Prior to this amendment and restatement, the automatic increase provision

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

under the 2004 Plan provided that on January 1 of each year, the number of shares reserved thereunder would automatically increase by the lesser of (i) 531,765 shares or (ii) 2.5% of the total number of shares of common stock then outstanding. On January 1, 2006, 531,765 shares were added to the 2004 Plan under the previous automatic increase provision.

At June 30, 2006, there were a total of 7,409,369 shares of common stock authorized for issuance under the Plans, of which 1,671,949 were available for grant under the 2004 Plan. Pursuant to the Plans, options or stock purchase rights may be granted to employees and consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Stock options may be granted with exercise prices of no less than the market value of the common stock on the grant date. Options become exercisable as determined by the board of directors, generally at the rate of 25% upon the completion of twelve (12) months of service, with the remaining balance vesting monthly over the next three years of service. Options granted under the Plans expire no more than ten years after the date of grant and generally expire ninety days from termination of service.

The Plans allow for the granting of options that are early exercisable, i.e., pursuant to which optionees may exercise the options before they have vested, with the Company issuing common stock upon such early exercise. Under the 2004 Plan, the Company has only granted early exercisable options to its directors. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment or services, at the price paid by the purchaser. The repurchase right is at the Company’s option and lapses ninety days from termination.

For the six months ended June 30, 2006, activity under all option plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in 000s)
Options outstanding at December 31, 2005	3,613,147	$5.25
Options granted	1,077,310	8.72
Options exercised	(286,336)	1.12
Options forfeited	(29,896)	9.88

Options outstanding at June 30, 2006	4,374,225	6.34	8.56	$11,127

Options exercisable at June 30, 2006	1,420,573	$4.23	7.81	$6,199

Using the Black-Scholes option pricing model, the weighted average grant date fair values of options granted during the three months ended June 30, 2006 and 2005 were $4.78 per share and $4.41 per share, respectively, and the weighted average grant date fair values of options granted during the six months ended June 30, 2006 and 2005 were $4.81 per share and $5.52 per share, respectively.

The intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2005 was $204 and $109, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $2,667 and $597, respectively.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Nonvested share activities under the Company’s stock option plans for the six months ended June 30, 2006 are summarized as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	2,643,251	$7.24
Granted	1,077,310	4.81
Vested	(668,423)	7.19
Forfeited	(29,896)	6.03

Nonvested balance at June 30, 2006	3,022,242	$5.44

The Company also has an ESPP, which was approved by the Board of Directors in February 2004, amended in May 2004 and approved by stockholders in June 2004. The ESPP allows for the issuance of up to 600,193 shares of common stock, increasing annually on January 1 by the lesser of (i) 0.75% of the total number of shares of common stock then outstanding or (ii) 159,529 shares. On January 1, 2006, 159,529 shares were added to the ESPP. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of common stock. The purchase price of common stock will not be less than 85% of the lower of the fair market value per share of common stock on the date immediately before the first day of the applicable offering period or the fair market value per share of common stock on the purchase date. The Company issued 28,932 shares of common stock during the three and six month period ended June 30, 2006 in connection with its ESPP. At June 30, 2006, 537,480 shares remain available for issuance under the ESPP.

5. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of these calculations, common stock subject to repurchase by the Company, and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The calculation of diluted net loss per share excludes incremental common stock issuable upon exercise of options, as their effect would be antidilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(10,924)	$(6,283)	$(14,837)	$(14,388)

Denominator:
Weighted-average common shares outstanding	28,662,003	23,961,365	28,588,506	22,892,778
Weighted-average unvested common shares subject to repurchase	(58,032)	(74,115)	(42,134)	(74,115)

Weighted-average common shares used to calculate basic and diluted net loss per share	28,603,971	23,887,250	28,546,372	22,818,663

Basic and diluted net loss per share	$(0.38)	$(0.26)	$(0.52)	$(0.63)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share as their effect would be antidilutive:

	As of June 30,
	2006	2005
Common stock subject to repurchase	58,032	74,115
Options to purchase common stock	4,374,225	3,575,817

	4,432,257	3,649,932

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

6. Securities Available-for-Sale

Securities available-for-sale consists primarily of federal agency notes, asset-backed securities and corporate debt. The following is a summary of securities available-for-sale, all of which mature within one year:

As of June 30, 2006:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$58,725	$2	$(94)	$58,633
Asset-backed securities	15,469	—	(19)	15,450

Total	$74,194	$2	$(113)	$74,083

As of December 31, 2005:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$59,230	$—	$(96)	$59,134
Asset-backed securities	15,858	—	(29)	15,829
Federal agency note	2,003	—	(1)	2,002

Total	$77,091	$—	$(126)	$76,965

Significantly all of the Company’s securities in an unrealized loss position at June 30, 2006 and December 31, 2005 have been in such a position for nine months or less and mature within six months. The Company’s management has determined that the gross unrealized losses on its investment securities at June 30, 2006 and December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the length of time until maturity and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of the Company’s investments are rated investment grade or better and the Company intends to hold such investments to maturity. To date, the Company has not incurred any realized losses on its investment portfolio.

7. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying of comprehensive loss and its components for general-purpose financial statements. SFAS 130 requires components of other comprehensive loss, including unrealized gains or losses on the Company’s available-for-sale securities, to be included in total comprehensive loss. The following are the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(10,924)	$(6,283)	$(14,837)	$(14,388)
Net unrealized gain (loss) on available-for-sale securities	26	18	15	(55)

Comprehensive loss	$(10,898)	$(6,265)	$(14,822)	$(14,443)

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

8. Operating Lease

On May 5, 2006, the Company entered into a five-year operating lease for a new facility located in Brisbane, California. The facility, which will serve as the Company’s corporate headquarters, consists of approximately 28,500 square feet of office space. Upon signing of the lease, the Company began to expense the lease on a straight-line basis over the lease period, including the period during which building improvements are being completed by the landlord, prior to the Company’s occupancy of the facility. Under the lease, the Company will be required to deliver to the landlord a security deposit of $200, in cash or a letter of credit. Such security deposit may be reduced to $100 after the thirtieth (30th) month of the lease under certain circumstances. The Company expects to deliver the security deposit and move into the new facility during the third quarter of 2006. The Company intends to sublease its current facility in South San Francisco, California.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the captions “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and related notes appearing in the beginning of this report. The interim financial statements and this MD&A should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 and the related MD&A, both of which are contained in our Annual Report on Form 10-K filed on March 14, 2006 with the Securities and Exchange Commission (“SEC”).

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiovascular diseases, including pulmonary arterial hypertension, or PAH, and stable angina. PAH is a chronic, progressive and often fatal disease characterized by severe constriction of the blood vessels in the lungs that leads to high pulmonary arterial pressure. The Food and Drug Administration, or FDA, approved our product, Ventavis, on December 29, 2004 for the treatment of PAH for patients with New York Heart Association, or NYHA, Class III or IV symptoms. We began selling Ventavis in March 2005. We have orphan drug exclusivity for the use of Ventavis in treating PAH through December 2011. We recognized $23.9 million of net product sales for the year ended December 31, 2005 and recognized $30.7 million of net product sales through the six months ended June 30, 2006.

In June 2006, we entered into an agreement with Asahi Kasei Pharma Corporation, or Asahi, granting us exclusive rights in North America and Europe to develop and commercialize oral and inhaled formulations of fasudil, a rho-kinase inhibitor, for the treatment of PAH and rights to develop and commercialize oral formulations of fasudil for the treatment of stable angina in the same territories. Under the terms of the agreement, we made upfront license payments totaling $8.5 million to Asahi. We will also be required to pay development and revenue milestones payments of up to $114.5 million, if and when achieved. In addition, we paid $250,000 for a one-year option to expand our license to use inhaled and oral fasudil in North America and Europe for additional indications. We may renew this option for an additional year. If we exercise the option to expand our license to additional indications, we will be required to pay an exercise fee, as well as development and revenue milestone payments, if and when achieved. Further, we also agreed to pay a royalty based on certain net sales of products developed by us containing fasudil, until the later of a) ten years from the first commercial sales of such product or products, b) the last to expire patent under the agreement covering fasudil and c) the loss of any regulatory exclusivity. The total payments of $8.75 million made during the six-months ended June 30, 2006 were expensed as acquired product rights.

We have incurred net losses since our inception. As of June 30, 2006, we had an accumulated deficit of $98.5 million. Based on our current sales projections for Ventavis and investment in Ventavis, as well as the expected increase in costs relating to clinical studies, regulatory approvals, and other development efforts for fasudil, we anticipate that our losses will continue for the next several years.

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through June 30, 2006, we had received net cash proceeds of $178.1 million from the issuance of shares of our preferred and common stock, and we have also collected $51.1 million from the sales of Ventavis since its launch in March 2005. At June 30, 2006, we had total combined cash and cash equivalents and securities available-for-sale of $88.5 million.

Outlook

We expect our net product sales to increase over the next several years as we continue to market and sell Ventavis. However, a variety of factors could affect sales growth. For example, while the FDA label for Ventavis specifies six to nine doses per day, we believe patients on average take approximately six doses per day. This average may be reduced in the future, and we are investigating in a clinical trial the efficacy of fewer doses per day. Seasonal trends, patient usage, competition for clinical trials and other products and other factors may affect ongoing demand and contribute to quarterly fluctuations in sales.

We pay Schering AG, majority control of which was recently obtained by Bayer AG, a fixed royalty rate based on net sales of Ventavis, as defined in our agreement with Schering AG. We became obligated to pay a $4.0 million sales-based milestone when our annual net sales exceeded $25.0 million during the three months ended June 30, 2006, which amount was paid in July 2006. In addition, we will be required to make a payment of $10.0 million if and when annual net sales of Ventavis first exceed $100.0 million.

We anticipate that a substantial portion of our efforts over the next year will focus on sales and marketing activities for Ventavis, conducting additional development for expanded uses of Ventavis, as well as initiating development of fasudil. Such efforts will require us to continue building our infrastructure to support our operations. As a result, we anticipate that expenses for our research and development, as well as expenses for selling, general and administrative, will continue to increase. In the next twelve months, our planned activities include:

•	Evaluating data from our ACTIVE Trial, a Phase II clinical trial to evaluate the effectiveness of Ventavis for the treatment of pulmonary hypertension associated with idiopathic pulmonary fibrosis, or IPF;

•	Conducting our VISION Trial, a Phase III clinical trial to evaluate the safety and efficacy of adding Ventavis as a treatment for PAH patients receiving sildenafil, including two different Ventavis dosing regimens (4 times a day and 6 times a day);

•	Enrolling patients and gathering data in our clinical disease registry, the REVEAL Registry™, a longitudinal, open-label registry for PAH patients in the United States;

•	Evaluating the potential to deliver Ventavis more rapidly into the lungs;

•	Continuing to investigate alternative formulations of iloprost, the active ingredient in Ventavis, with a goal of improving patient convenience; and

•	Initiating PAH and stable angina trials to evaluate safety and dosing requirements for fasudil.

Due to the significant risks and uncertainties inherent in drug development, our dependence on third party manufacturing and the uncertainty of the regulatory process, the costs and timelines to complete further development of Ventavis, the development of fasudil and any future product or product candidates are not accurately predictable. We continue to make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to scientific, clinical and business considerations. The commercialization of Ventavis and the sales levels that we expect to achieve are subject to various risks, including, without limitation, competition from existing and future products; dependence on third parties to, among other things, manufacture and distribute Ventavis and the inhalation devices used to administer Ventavis; our ability to effectively utilize our sales and marketing organization; the ability to obtain adequate reimbursement for Ventavis and approved inhalation devices; our ability to obtain regulatory approvals to expand the commercial potential of Ventavis; and market acceptance of Ventavis. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in a new and rapidly evolving market. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Operations Overview

Net product sales consist solely of sales of Ventavis that are reduced for estimates of rebates and returns.

Cost of product sales consists of product and royalty costs paid or payable to Schering AG, amortization of acquired product rights, write-downs of inventory as required for lower of cost or market value or required for obsolescence and excess inventory, and distribution and handling costs. We expect our product, royalty and distribution cost of product sales to increase in the future proportionately to sales of Ventavis. We purchase our inventory in euros, and therefore our inventory and related cost of product sales are subject to fluctuations in euro to U.S. dollar exchange rates. We evaluate our inventory for obsolescence and reserve for such obsolescence, if any, based on available information. In addition, amortization of amounts capitalized as intangible acquired product rights consisting of milestone payments for licensed products that have been approved by the FDA for marketing are included in our cost of product sales. Amortization of acquired product rights will increase in the future if we achieve an additional sales-based milestone for Ventavis and if we acquire or license additional products or product candidates that have been approved by the FDA for marketing. We capitalize our sales-based milestones for Ventavis when such milestones are achieved and amortize them ratably over the estimated remaining life of the product.

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with our clinical trials and field-based clinical activities, non-clinical activities such as pharmaceutical development costs, toxicology testing, medical education, regulatory activities, research-related overhead expenses, investigator sponsored studies and fees paid to external service providers and contract research organizations, which conduct certain research and development activities on our behalf. We expect our research and development expenses to increase significantly over the next several years as we continue to investigate alternative formulations of iloprost, continue to develop Ventavis and initiate development of fasudil. In addition, we may continue to acquire or license the rights to additional products or product candidates, which we anticipate would further increase our expenses.

Selling, general and administrative expenses consist primarily of salaries and related expenses, marketing programs, costs associated with our sales force, patient management fees, the REVEAL Registry and professional services fees. We anticipate selling, general and administrative expenses will continue to increase as a result of the ongoing commercialization of Ventavis, activities on the REVEAL Registry and the other activities associated with the planned expansion of our business. Costs have also increased and will continue to increase as we incur additional costs for staffing, facilities and sales and marketing initiatives.

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

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We sell to two customers, both of which are specialty pharmacies. We obtain purchase orders from our customers for a specified amount of product at a specified price. Revenue is generally recognized upon shipment when title passes to a credit-worthy customer and reserves are recorded for estimated returns and rebates. We began to sell Ventavis in March 2005, and we have made estimates of product returns and rebates based on historical information, governmental regulations and competitive product information. We believe our estimates are reasonable, but due to the nature of our business model and based on limited experience, these estimates are subjective. We review all sales transactions for potential rebates each month and monitor product ordering cycles and actual returns, product expiration dates and inventory levels to estimate potential product return rates. We believe that our reserves are adequate, but not excessive.

Inventory Reserves

We evaluate the need to provide reserves for current inventory and contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels.

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

During the year ended December 31, 2005, we recorded a $1.6 million charge to cost of product sales for the larger ampules of Ventavis inventory that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device that utilizes a smaller ampule size than the Prodose device. During the three and six months ended June 30, 2006, we shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1.6 million inventory previously written-down, resulting in no cost of product associated with those sales. The impact on the cost of product sales for shipping previously written-down inventory was $262,000 and $590,000, respectively, for the three and six months ended June 30, 2006. We began shipping the smaller ampules to customers in April 2006, but we continued shipping some larger ampules as some Ventavis patients continue to use the Prodose device.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, as revised, or SFAS 123(R), “Share-Based Payment.” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date, as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, we disclosed such costs on a pro forma basis in the notes to our financial statements. For the three months and six months ended June 30, 2006, we recorded the following stock-based compensation expense:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$572	$1,052
Selling, general and administrative	1,441	2,629

Total	$2,013	$3,681

The adoption of SFAS 123(R) had the impact of increasing our basic and diluted net loss per share by $0.07 and $0.13, respectively, for the three and six months ended June 30, 2006. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no tax-related effects on cash flow from operations and cash flow from financing activities for the three and six months ended June 30, 2006. As of June 30, 2006, unamortized stock-based compensation expenses of approximately $15.8 million remain to be recognized over a weighted-average period of approximately 2.7 years. We amortize stock-based compensation expenses on a straight-line basis ratably over the vesting period.

We estimated the fair value of stock options granted during the three and six months ended June 30, 2006 using the Black-Scholes option pricing model. Our assumptions used under the model were determined as follows: (i) expected term was based on historical cancellation and exercise data related to our stock option awards as well as contractual and vesting terms of the awards; (ii) expected volatility was based on historical and peer volatility data; and (iii) weighted average risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. In addition, under SFAS 123(R), fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We calculated the annual forfeiture rate based on historical data, which we believe is a reasonable assumption to utilize to estimate forfeitures. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Accounting for Intangible Assets

Our intangible assets consist of acquired product rights. We apply judgments to determine the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the term of the agreement, the patent life of the product, the assessment of future sales and profitability of the product and the assessment of our competitive environment.

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

We will recognize an impairment loss if the estimated undiscounted future cash flows we expect to receive from the use of the assets, plus net proceeds we expect from the disposition of such assets, if any, are less than the carrying value of the assets. If we identify an impairment, then we will reduce the carrying amount of the assets to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through June 30, 2006, there has been no such impairment of our intangible assets.

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

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Product sales, net. Product sales, net are comprised of sales of our product, Ventavis, which we began to sell in late March 2005. We recognized $16.2 million and $30.7 million of net product sales in the three and six months ended June 30, 2006, respectively, compared to $4.1 million and $4.5 million of net product sales in the three and six months ended June 30, 2005, respectively.

Cost of product sales and gross margin. The following table summarizes our net product sales and gross margin (as a percentage of product sales, net) for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	($ in thousands)	% of Product sales, net	($ in thousands)	% of Product sales, net	($ in thousands)	% of Product sales, net	($ in thousands)	% of Product sales, net
Product sales, net	$16,223	100%	$4,141	100%	$30,676	100%	$4,486	100%

Cost of product, royalty and other	3,891	24.0	1,080	26.1	7,309	23.8	1,171	26.1
Amortization of acquired product rights	264	1.6	225	5.4	489	1.6	450	10.0

Total cost of product sales	4,155	25.6	1,305	31.5	7,798	25.4	1,621	36.1

Gross margin	$12,068	74.4%	$2,836	68.5%	$22,878	74.6%	$2,865	63.9%

Our cost of product sales as a percentage of net product sales for the three and six months ended June 30, 2006 was 74% and 75%, respectively, compared to 69% and 64% for the three and six months ended June 30, 2005, respectively. Our cost of product sales as a percentage of net product sales was higher for the three months and six months ended June 30, 2005 primarily as a result of our amortization of acquired products rights. We began selling Ventavis in March 2005 but the amortization of the $9.0 million acquired products rights from Schering AG began in January 2005. In addition, during the three months ended June 30, 2006 we became obligated to pay Schering AG a $4.0 million sales-based milestone when our annual net sales exceeded $25.0 million. The $4.0 million sales-based milestone was capitalized as an acquired product right during the three months ended June 30, 2006 and we began amortization during the quarter. Total cost of product sales represents the cost of product, shipping, distribution and handling costs, a royalty owed to Schering AG based on net product sales (as defined in our agreement with Schering AG), the amortization of acquired product rights, including capitalized sales milestones, and write-downs of inventory, as required.

During the year ended December 31, 2005, we recorded a $1.6 million charge to cost of product sales for the larger ampules of Ventavis inventory that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device, which utilizes a smaller ampule size than the Prodose device. During the three and six months ended June 30, 2006, we shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1.6 million inventory previously written-down, resulting in no cost of product associated with those sales. The impact on our cost of product sales for shipping previously written-down inventory was $262,000 and $590,000 for the three and six months ended June 30, 2006, respectively. We began shipping the smaller ampules to customers in April 2006, but we continued shipping some larger ampules as some Ventavis patients continue to use the Prodose device.

Acquired product rights. We expensed $8.25 million and $8.75 million as acquired product rights expense during the three and six months ended June 30, 2006, respectively, related to payments for the rights we acquired for fasudil. In 2005, we did not have any acquired product rights expense.

Research and development expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Research and development	$5,398	$2,715	$2,683	98.8%	$10,437	$5,163	$5,274	102.2%
Stock-based compensation	572	404	168	41.6	1,052	813	239	29.4

Total research and development	$5,970	$3,119	$2,851	91.4%	$11,489	$5,976	$5,513	92.3%

Research and development expenses increased from $3.1 million and $6.0 million in the three and six months ended June 30, 2005, respectively, to $6.0 million and $11.5 million in the three and six months ended June 30, 2006, respectively. The increase from the three months ended June 30, 2005 to the comparable period in 2006 primarily reflect increases in clinical trial activities and other development work of $1.5 million, and an increase of $1.0 million for headcount and related costs and professional fees. The increase from six months ended June 30, 2005 to the comparable period in 2006 primarily reflect increases in clinical trial activities and other development work, including VISION and ACTIVE trials of $3.5 million, and an increase of $1.3 million for headcount and related costs and professional fees.

In addition, our stock-based compensation increased from $404,000 and $813,000 in the three and six months ended June 30, 2005, respectively, to $572,000 and $1.1 million in the three and six months ended June 30, 2006, respectively. In 2005, the stock-based compensation was the amortization of deferred stock compensation. On January 1, 2006, we adopted SFAS 123(R), resulting in an increase of $168,000 and $239,000 for the three and six months ended June 30, 2006, respectively, compared to periods in 2005.

Selling, general and administrative expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Selling, general and administrative	$8,462	$5,819	$2,643	45.4%	$17,087	$10,668	$6,419	60.2%
Stock-based compensation	1,441	616	825	133.9	2,629	1,261	1,368	108.5

Total selling, general and administrative	$9,903	$6,435	$3,468	53.9%	$19,716	$11,929	$7,787	65.3%

Selling, general and administrative expenses increased from $6.4 million and $11.9 million in the three and six months ended June 30, 2005, respectively, to $9.9 million and $19.7 million in the three and six months ended June 30, 2006, respectively. The increase from the three months ended June 30, 2005 to the comparable period in 2006 primarily reflects an increase of $1.2 million for the recruitment, hiring and travel costs of additional personnel, particularly the impact of the sales and marketing professionals, an increase of $996,000 related to the REVEAL Registry, sales distribution costs and marketing activities, and an increase in professional fees of $330,000. The increase from the six months ended June 30, 2005 to the comparable period in 2006 primarily reflects an increase of $3.3 million for the recruitment, hiring and travel costs of additional personnel, particularly the impact of the sales and marketing professionals, and an increase of $2.8 million related to the REVEAL Registry, sales distribution costs and marketing activities.

In addition, our stock-based compensation increased from $616,000 and $1.3 million in the three and six months ended June 30, 2005, respectively, to $1.4 million and $2.6 million in the three and six months ended June 30, 2006, respectively. In 2005, the stock-based compensation was the amortization of deferred stock compensation. On January 1, 2006, we adopted SFAS 123(R), resulting in an increase of $825,000 and $1.4 million for the three and six months ended June 30, 2006, respectively.

Interest and other income, net. Interest and other income, net, increased from $495,000 and $867,000 in the three and six months ended June 30, 2005, respectively, to $1.1 million and $2.2 million in the three and six months ended June 30, 2006, respectively. This increase in interest income is related primarily to our higher combined average cash and cash equivalents and securities available-for-sale balances in 2006 as a result of our equity financings in 2005, as well as an increasing interest rate environment.

Interest expense. Interest expense decreased from $60,000 and $215,000 in the three and six months ended June 30, 2005, respectively, to none in the three and six months ended June 30, 2006. Interest expense in 2005 relates primarily to the interest cost associated with the $9.0 million milestone payment that was due to Schering AG at March 31, 2005. We made the milestone payment to Schering AG, including interest of $205,000, in April 2005. We did not incur any interest expense in connection with the $4.0 million sales-based milestone achieved in the quarter ended June 30, 2006 and paid to Schering AG in July 2006.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through June 30, 2006, we had received net cash proceeds of $178.1 million from the issuance of shares of our preferred and common stock and we have also collected $51.1 million from sales of Ventavis. At June 30, 2006, we had total combined cash and cash equivalents and securities available-for-sale of $88.5 million.

For the six months ended June 30, 2006, we used net cash of $14.0 million for operating activities and experienced a net loss for the period of $14.8 million. Cash used in operating activities included $3.7 million in non-cash stock-based compensation expense. Net cash provided by investing activities for the six months ended June 30, 2006 was $2.0 million, which reflected $37.2 million of purchases of securities available-for-sale and $708,000 for purchases of property and equipment, offset by maturities of securities available-for-sale of $39.9 million. Net cash provided by financing activities for the six months ended June 30, 2006 was $520,000, primarily from issuance of our common stock related to stock option exercises and purchases under the employee stock purchase plan.

We currently expect to use our existing cash resources, for the following purposes:

•	commercialization of Ventavis, including purchases of inventory and sales and marketing activities;

•	additional clinical development to expand the use of Ventavis in combination with other therapies and in new indications;

•	investigation of alternative formulations of iloprost, the active ingredient in Ventavis;

•	clinical and other development of fasudil; and

•	licensing or acquiring and developing other additional products or product candidates.

We expect to use the remainder of our cash resources to fund working capital and capital expenditures. We expect to incur increased capital expenditures and operating expenses in connection with the move to and occupancy of our new Brisbane, California facility. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including without limitation the progress of our product development, regulatory requirements, the success of our commercialization efforts, the financial implications of licensing or acquiring additional products or product candidates and the amount of cash used by our operations.

We continue to incur significant losses. Our spending will increase significantly in connection with the development of fasudil and continued commercialization and further development of Ventavis. Based on our current sales projections for Ventavis and our current development plans for fasudil, we anticipate that our existing cash and cash equivalents, and securities available-for-sale, will continue to fund our operations and adequately satisfy our capital needs for at least the next 24 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, particularly if we acquire or license the rights to additional products or product candidates or if our sales of Ventavis do not meet current projections. If we are unable to raise additional capital when required or on acceptable terms, or if our sales of Ventavis or expenses do not meet current projections, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or other development activities or curtail our operations.

Our future capital requirements will depend on many factors that may impact our current projections and forecasts, including but not limited to:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the level of sales achieved by Ventavis;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our milestone payments to Schering AG and Asahi;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials, clinical registry and other development activities;

•	the costs and timing of regulatory submissions; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and other legal costs.

Contractual Obligations

Our contractual obligations as of June 30, 2006 are set forth in the following table (in thousands):

	Payments Due by Period
	Total	Through December 31, 2006	2007 to 2008	2009 to 2010	Thereafter
Manufacturing supply agreement	$11,292	$6,188	$5,104	$—	$—
Operating leases	4,769	145	2,166	1,843	615

Total	$16,061	$6,333	$7,270	$1,843	$615

The above table reflects only payment obligations that are fixed and determinable. We entered into a five-year commitment for the operating lease for our current South San Francisco, California office facility in December 2003. Prior to moving into that facility, we delivered to the landlord an irrevocable letter of credit in the amount of $144,000 as a security deposit. The letter of credit was reduced by $49,000 in the six months ended June 30, 2006 as a result of our maintenance of a minimum cash balance and maintenance of a certain ratio of current assets over current liabilities. At June 30, 2006, $47,000 of restricted cash was classified as a long-term asset related to this letter of credit and $48,000 was included in prepaid expenses and other current assets.

On May 5, 2006, we entered into a lease for approximately 28,500 square feet of office space located in Brisbane, California, to serve as our new corporate headquarters. The lease provides for an initial term of sixty (60) months and an initial monthly base rent of $2.30 per square foot (or approximately $65,550 for the total leased area). Under the lease, we are also required to deliver to the landlord a security deposit of $200,000, in cash or a letter of credit, which security deposit may be reduce to $100,000 after the thirtieth (30th) month of the lease under certain circumstances. As of June 30, 2006, we had not yet delivered the security deposit. We expect to deliver the security deposit and move into the new facility during the third quarter of 2006. We plan to sublease our current office facility upon occupancy of the new facility. To date, we have not entered into any agreements to sublease the current office facility. Payment obligations for our current and new facilities are reflected in the table above.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement we determine our minimum purchase obligations at the end of each quarter. At June 30, 2006, we estimated our minimum purchase obligation to be $11.3 million. In July 2006, we formalized our commitment to purchase this amount of Ventavis inventory from Schering AG through the third quarter of 2008, which is reflected in the table above. We do not have any remaining commitments to purchase any of the larger ampules.

We pay Schering AG a fixed royalty rate based on net sales of Ventavis as defined in our agreement with Schering AG. We exceeded $25.0 million in annual net sales during the three months ended June 30, 2006 and paid Schering AG $4.0 million for achieving this sales-based milestone in July 2006. We will be required to make a payment of $10.0 million if and when annual net sales of Ventavis first exceed $100.0 million.

In connection with our agreement with Asahi, we will be required to pay development and revenue milestones of up to $114.5 million, if and when achieved in future years, as well as royalties based on any future sales of drug products that contain fasudil.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities.

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents and securities available-for-sale at June 30, 2006 included a variety of corporate debt securities, asset-backed securities and money market funds.

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

Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•	Our expectations regarding initiatives relating to Ventavis, including for example the potential for more rapid delivery of Ventavis using a reprogrammed I-neb device; a clinical trial using Ventavis in combination with sildenafil; development of a next-generation formulation of iloprost that could require fewer treatments per day and shorter treatment times; and enrollment in our clinical disease registry.

•	Our expectations regarding initiatives relating to the development of fasudil, including for example, the initiation of clinical trials of fasudil for pulmonary arterial hypertension (PAH) and stable angina.

•	Our expectation that our existing cash and cash equivalents, securities available-for-sale, and cash generated from sales of Ventavis will be sufficient to fund our operations for the next 24 months.

All forward-looking statements included in this Form 10-Q are based upon information available to us as of the date hereof, and, unless otherwise required by law, we assume no obligation to update any such forward-looking statement as a result of new information, future events or otherwise. We cannot guarantee that any product, device or expanded indication will receive FDA or other regulatory approval or that we will seek any such approval. Our actual results and other events could differ materially from our expectations. Factors that could cause or contribute to such differences include, but are not limited to, factors discussed under “Risk Factors” in this Form 10-Q and other risks detailed in our reports filed with the SEC.

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

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We purchase our inventory in euros, and therefore our inventory purchases are subject to fluctuations in euro to U.S. dollar exchange rates. At June 30, 2006, we estimated our minimum inventory purchase obligation to be $11.3 million through the third quarter of 2008, which payments will be subject to foreign currency exchange risk. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities.

ITEM 4.	Controls and Procedures

Our management team, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 other than the addition of the following Risk Factors to reflect our execution of a license agreement with Asahi Kasei Pharma Corporation (“Asahi”), dated June 23, 2006, as previously disclosed in our Current Report on Form 8-K filed with the SEC on June 28, 2006: “If fasudil fails in clinical studies, we will not be able to obtain regulatory approvals and will not be able to sell fasudil.”; “Our clinical trials for fasudil may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of any trial may lead to substantial delays in the regulatory approval process for fasudil, which will impair our ability to generate revenues from it.”; and “Our licensing agreement with Asahi relating to fasudil has specified restrictions on our ability to develop and market fasudil that could limit the ability to realize fasudil’s full potential.”; and updates to the following Risk Factors: “We have no manufacturing capabilities and rely on third parties for the clinical and commercial production of our product and product candidates, which puts at risk our ability to obtain sufficient amounts of Ventavis and fasudi.”; “We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approval for Ventavis, or obtain regulatory approval to commercialize fasudil.”; and “Our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.”

Risks Related to our Business

Ventavis is our only commercial product, and if we do not successfully market and sell Ventavis, we may not generate sufficient sales to expand or continue our business operations.

Our ability to successfully market and sell Ventavis, our only commercial product, depends on a number of factors, including our ability to:

•	achieve sufficient market demand for Ventavis through patient acceptance, continued use of Ventavis, and patient compliance with the Ventavis dosing regimen;

•	educate patients, physician prescribers, others in the medical community, and third-party payers about Ventavis and PAH;

•	sell Ventavis at acceptable prices;

•	expand the commercial potential of Ventavis through successful completion of our ongoing and planned development activities;

•	obtain and maintain adequate third-party payer reimbursement of Ventavis and the inhalation devices used to administer Ventavis;

•	ensure that Ventavis and the inhalation devices used to administer Ventavis are manufactured in accordance with and continue to meet regulatory requirements;

•	obtain sufficient quantities of Ventavis to meet market demand;

•	ensure adequate supply of the inhalation devices used to administer Ventavis; and

•	maintain our agreements with the specialty pharmacy and third-party logistic companies that distribute Ventavis, and ensure that those companies perform their obligations under those agreements.

If we do not successfully market and sell Ventavis, we may not generate sufficient sales to expand or continue our business, including our efforts to develop and commercialize our new product candidate, fasudil, a rho-kinase inhibitor, for the treatment of PAH and stable angina.

We have a history of net losses and may never achieve or maintain profitability.

We are a biopharmaceutical company incorporated in February 2000 with a limited operating history. Since the first sale of Ventavis in March 2005 and through June 30, 2006, we have generated only $54.6 million of net product sales. We have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and through June 30, 2006, had an accumulated deficit totalling $98.5 million. Our net losses for the years ended December 31, 2005, 2004 and 2003 were $24.6 million, $37.8 million and $12.6 million, respectively, and our net loss for the six months ended June 30, 2006 was $14.8 million. These losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of Ventavis, which is our only commercial product, for us to achieve or maintain profitability.

We expect research and development expenses to increase significantly in connection with preclinical and clinical studies and other development activities related to fasudil, certain rights to which we recently licensed from Asahi, and to expand the use of Ventavis. In the first half of 2006, we paid $8.75 million for acquired product rights in connection with the fasudil license agreement and expect to be required to pay additional development milestones. In addition, we expect to incur increased selling, general and administrative expenses in future years principally due to higher sales and marketing expenses related to the commercialization of Ventavis, our clinical disease registry, the REVEAL Registry™, and other activities associated with the planned expansion of our business, including additional costs for staffing and facilities. As a result, we expect to continue to incur significant operating losses. In addition, we may continue to acquire or license the rights to additional products or product candidates, which we anticipate would further increase and continue our losses. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

Our product sales depend on two specialty pharmacy distributors to whom we sell Ventavis, and a limited number of physicians who prescribe Ventavis. Product sales may fluctuate from quarter to quarter based on the buying patterns of these distributors, the prescribing patterns of these physicians, and the seasonal work and travel schedules of physicians and patients, as well as any events that affect the geographic areas in which these physicians are concentrated.

We sell Ventavis to only two specialty pharmacy distributors, Accredo Health Care Group, Inc., or Accredo, a Medco company, and CuraScript Inc., a wholly owned subsidiary of Express Scripts, Inc. (formerly Priority Healthcare Corporation), or CuraScript, and accordingly they are our only customers. For the six months ended June 30, 2006, Accredo and CuraScript represented 81% and 19% of our sales, respectively. Any failure by Accredo or CuraScript to pay us on a timely basis or at all could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, a limited number of physicians are responsible for the majority of Ventavis prescriptions. Our sales could fluctuate from quarter to quarter based on the buying patterns of Accredo and CuraScript, and the prescribing patterns of these physicians, including fluctuations due to the seasonal work and travel schedules of both physicians and patients. For example, during the summer and the winter holiday season, patients may be less likely to seek medical consultation and physicians are more likely to be on vacation, resulting in fewer prescriptions for and lower sales of Ventavis. Furthermore, there can be no guarantee that physicians currently prescribing Ventavis will continue to do so. Most of these physicians are geographically concentrated in metropolitan areas that have academic medical centers, and natural disaster, terrorism, work stoppages, or other such events in any of these areas could have a material adverse effect on our sales.

Any failure to manage and maintain our distribution network could compromise Ventavis sales and harm our business.

We rely on third parties to distribute Ventavis to patients. We have contracted with Cardinal Health PTS, LLC, or Cardinal Health, a third-party logistics company, to warehouse Ventavis and distribute it to our two specialty pharmacies, Accredo and CuraScript, which in turn distribute Ventavis to patients and provide reimbursement and other support services. This distribution network requires significant coordination with our sales and marketing and finance organizations. Cardinal Health is our exclusive supplier of distribution logistics services; therefore we are wholly dependent on Cardinal Health to perform satisfactorily its obligations under its agreement with us. Accredo is the exclusive provider of our call center. Accredo and CuraScript administer reimbursement support programs that provide patients with benefit information and assist with reimbursement of Ventavis by private payers and state (Medicaid) and federal (Medicare) programs for uninsured, and aged and disabled patients, respectively. Accordingly, we are wholly dependent on Accredo and CuraScript for these services, upon which we rely to help maintain and expand the market for Ventavis.

Failure to maintain our contracts with our logistics company and specialty pharmacies, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could interrupt the distribution of Ventavis and harm our business. In addition, any increase in the prices we pay our specialty pharmacy customers for the services they provide to patients would increase our costs and could have a material adverse effect on our business, financial condition and profitability. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. We would be unable to replace Cardinal Health, Accredo or CuraScript in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other distribution failure. Since we depend on Cardinal Health, Accredo and CuraScript for information regarding Ventavis sales, shipments, and inventory, failure in any of their financial systems could negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. Any failure to effectively manage and maintain our distribution network could damage our results of operations and market position, have a material adverse effect on sales of Ventavis, and harm our business.

Our ability to generate sales of Ventavis depends in significant part on achieving and maintaining adequate insurance coverage and reimbursement and government pricing policies.

Our ability to achieve and maintain acceptable levels of insurance coverage and reimbursement for Ventavis and the inhalation devices used to administer Ventavis by third-party payers such as governmental authorities, private health insurers and other organizations has a significant effect on our sales. It is time-consuming and expensive to seek appropriate coverage and reimbursement treatment from third-party payers.

Medicare has determined a reimbursement code and, on a quarterly basis, computes a reimbursement amount for Ventavis. Medicare has also determined a reimbursement code and a maximum amount of reimbursement for the inhalation devices used to administer Ventavis, which reimbursement amount became effective in April 2006. Medicaid plans in all fifty states are mandated to cover Ventavis. Notwithstanding this coverage requirement, Utah Medicaid has rescinded its Ventavis coverage; we are currently working to reverse this change. Decisions regarding the extent of coverage and amount of reimbursement for Ventavis are made on a state-by-state basis. Our specialty pharmacy distributors negotiate with each state for Medicaid coverage and reimbursement for Ventavis and the inhalation devices. Our sales and our financial condition could be negatively impacted if reimbursement provided by Medicare or Medicaid in various states is unavailable or inadequate.

We do not manufacture, market or sell the Adaptive Aerosol Delivery (AAD) inhalation devices used to deliver Ventavis, and the availability and amount of coverage and reimbursement for the inhalation devices is beyond our control. Government reimbursement policies do not recognize the increased cost inherent in devices that have very complex designs capable of providing the dose precision of the AAD inhalation devices. Our specialty pharmacy customers may determine that the AAD inhalation devices are not receiving adequate reimbursement and stop distributing AAD inhalation devices, which would significantly harm sales of Ventavis as they are the only inhalation devices approved for use with Ventavis. In the third quarter, our specialty pharmacy customers expect to initiate shipping one inhalation device to patients not living in remote areas, and to continue to ship two inhalation devices to patients in remote areas.

An ongoing trend has been for government payers to apply downward pressure on the reimbursement of pharmaceutical products and devices. We expect this trend to continue. There are currently, and we expect that there will continue to be, a number of federal and state proposals to implement controls on reimbursement and pricing, directly and indirectly. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on us.

In addition, any coverage or reimbursement by third-party payers, including governmental authorities, private health insurers, and other organizations, may be decreased or eliminated in the future due to, among other things, any failure by us or our specialty pharmacy distributors to comply with regulatory requirements. Coverage and reimbursement may not be available or adequate to allow us to sell Ventavis on a competitive and profitable basis. Many payers are increasingly challenging the prices charged for pharmaceutical products, medical products, and services. Our business and financial condition would be affected negatively if reimbursement is inadequate or not available for Ventavis or the inhalation devices used to administer Ventavis.

If our competitors have or introduce products that are preferred over Ventavis, our commercial opportunity will be significantly reduced or eliminated.

We face intense competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies, and private and public research institutions, among others. Our commercial opportunity may be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects, or are less expensive than Ventavis. There currently is no cure for PAH other than lung transplantation. If a cure for PAH is developed, Ventavis may become obsolete.

Various products currently are marketed for the treatment of PAH, including prostacyclins such as epoprostenol, marketed as Flolan® by Myogen, and subcutaneous and intravenous versions of treprostinil, marketed as Remodulin by United Therapeutics. There are also approved oral therapies for the treatment of PAH. These include an endothelin receptor antagonist, or ETRA, bosentan, marketed as Tracleer by Actelion, and a phosphodiesterase inhibitor, or PDE-5 inhibitor, sildenafil, which is marketed as Revatio™ by Pfizer. The availability of these competitive products may harm sales of Ventavis.

In addition, a number of new PAH treatments are being developed. United Therapeutics is currently enrolling patients in a Phase II/III study of an inhaled formulation of treprostinil. According to United Therapeutics, the inhaled formulation of trepostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day.

Other products in development include additional oral ETRAs such as Encysive Pharmaceuticals’ Thelin™ (sitaxsentan), Myogen’s ambrisentan, which is currently in Phase III clinical trials, as well as other classes of agents, including long-acting PDE-5 inhibitors such as Lilly ICOS’ Cialis (tadalafil), and antiproliferative agents such as Novartis AG’s Gleevec® (imatinib mesylate). Encysive received a second approvable letter from the FDA regarding Thelin in July 2006 and has indicated that one issue remains outstanding such that Thelin has not obtained final approval form the FDA. If, however, any other drugs or an inhaled formulation of trepostinil are approved by the FDA and prove to be safer, more effective, or more convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis likely would decline significantly.

Many of our competitors currently have significantly greater financial resources than we do that could be applied to identifying new products, researching and developing new and existing products, conducting clinical trials, obtaining regulatory approvals, managing manufacturing, and marketing, selling, and distributing approved products. Pricing by our competitors may require us to sell Ventavis at a price that adversely affects our operating results.

Our ability to compete effectively depends upon, among other things:

•	effectively utilizing our sales and marketing organization;

•	ensuring availability of Ventavis and availability and market acceptance of the I-neb device;

•	expanding the commercial potential of Ventavis through successful completion of our ongoing and planned clinical development activities;

•	reprogramming the I-neb device to decrease duration of dosing; and

•	investigating alternative formulations of iloprost, the active ingredient in Ventavis, to reduce dosing frequency and/or treatment time to improve patient convenience.

If Ventavis does not retain and continue to gain significant market acceptance in the United States among patients and health care professionals, our business will be harmed.

Ventavis is our only commercial product. Ventavis may not retain and continue to gain market acceptance among patients and health care professionals in the United States. The degree of market acceptance of Ventavis depends on a number of factors. Market acceptance of Ventavis may be limited because the available method of delivery, and the prescribed dosing duration and frequency, are inconvenient compared to some other drugs. The inhalation device previously provided with Ventavis, the Prodose AAD device, is not compact and must be plugged into an electrical outlet. The newer AAD inhalation device, the I-neb, is hand-held and battery operated. The I-neb became commercially available in December 2005, and we cannot guarantee that it will gain general or lasting market acceptance. Any problems encountered with inhalation devices may cause patients to use other drugs, which may negatively impact our sales and harm our business.

Market acceptance of Ventavis also may be impaired by any problems that affect the performance of the inhalation devices used to deliver Ventavis. Inadequate quality assurance, quality control, or failure to adhere to manufacturing standards by Respironics, the sole supplier of AAD inhalation devices, could discourage patients or physicians from adopting Ventavis as a therapy. The performance capabilities of the I-neb device and the reliability of Respironics’ quality assurance and controls in its manufacturing process over the long term are uncertain. Failure to increase acceptance of prostacyclin therapy delivered through inhalation as opposed to continuous infusion, by subcutaneous delivery or by infusion pump could limit our market opportunity. We believe some patients may prefer to use, and some physicians may prefer to prescribe, other prostacyclin treatments rather than Ventavis. Patients who have severe PAH may require other prostacyclin therapies because of the need for continual dosing.

Side effects also could negatively affect market acceptance of Ventavis. Side effects of Ventavis observed during clinical trials included vasodilation, flushing, cough, headache, flu syndrome, nausea, trismus, hypotension, insomnia, and syncope; other serious adverse events reported with the use of Ventavis included congestive heart failure, chest pain, supraventricular tachycardia, dyspnea, peripheral edema, and kidney failure. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may reduce efficacy of the treatment and, in turn, have a material adverse effect on our sales of Ventavis. While we have an ongoing clinical study designed in part to explore Ventavis dosing regimens of less than six doses per day, we believe patients on average currently take six doses of Ventavis per day, and this average may be reduced in the future. Any or all of these factors could limit market acceptance of Ventavis and significantly harm our business.

Any interruption in the supply or problems that adversely affect the AAD inhalation devices could seriously harm our business or result in our inability to sell Ventavis.

Respironics is the sole supplier of AAD inhalation devices, which are the only inhalation devices approved for use with Ventavis. If for any reason Respironics fails to supply specialty pharmacy companies with an adequate number of inhalation devices to meet patient demand, our business would be significantly harmed. If inhalation devices approved for use with Ventavis became unavailable, our specialty pharmacy customers could not secure inhalation devices from a third party on a timely basis, and we would therefore be unable to sell them Ventavis.

The I-neb device became commercially available in December 2005, and is the first commercial device utilizing Respironics’ vibrating mesh technology together with its AAD technology. The design of the device may not provide the advantages expected, and the I-neb device may not perform in the marketplace as expected or gain general or lasting acceptance by patients and physicians. However, if the I-neb device is not perceived by patients and physicians as improving convenience, our reputation, market opportunity, and future sales could be harmed.

Inhalation devices are inherently mechanical, and, as a result, any individual device may not operate as intended, can fail from time to time and may fail to provide the intended advantages based on improper usage by patients. In particular, newly introduced devices or devices using new technology, such as the I-neb device, may experience unexpected difficulties that are not discovered until they are in use by patients for a significant period of time. If the I-neb device fails to operate as intended or fails, the risk to our business may be increased in the future as our specialty pharmacy customers plan to ship one inhalation device to patients not living in remote areas, rather than the two inhalation devices that have historically been shipped to all patients. In addition, patients may find unfamiliar devices to be difficult to use and may require additional training. If devices fail to operate properly or efficiently or failures were to occur on a widespread basis, or if the devices are harder to use or require additional patient training, we cannot be certain that such issues could be resolved in a timely and cost-effective manner. If it is determined that a device could potentially harm patients, distribution of the device could be suspended or recalled, which could have a material adverse effect on our business.

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

Respironics manufactures the I-neb devices outside of the United States, utilizing a third party manufacturer, and is subject to the quality system regulation requirements of the FDA and other manufacturing standards and regulatory requirements imposed by the FDA and foreign authorities. We have no control over Respironics’ manufacturing process. Failure by Respironics to maintain required manufacturing standards or to implement proper quality assurance and quality control could result in serious patient injury, product recalls or withdrawals, delays or failures in product testing or delivery, product malfunctions or inefficiencies, cost overruns, or other problems that could seriously harm our business. Respironics also could encounter difficulties involving production yields as well as shortages of qualified personnel. In addition, Respironics is subject to ongoing inspections and regulation by the FDA, and corresponding foreign and state agencies and may fail to meet these agencies’ acceptable standards of compliance.

We have no manufacturing capabilities and rely on third parties for the clinical and commercial production of our product and product candidates, which puts at risk our ability to obtain sufficient quantities of Ventavis and fasudil.

We do not operate manufacturing facilities. We have little experience in drug formulation and no experience in drug manufacturing, and we lack the resources and the capabilities to manufacture Ventavis or fasudil on a clinical or commercial scale. We do not intend to develop manufacturing facilities in the foreseeable future.

We rely on Schering AG, majority control of which was recently obtained by Bayer AG, as our sole supplier for the clinical and commercial production of Ventavis. Schering AG may not perform as agreed, may not continue producing Ventavis, or its performance may be disrupted by internal corporate reasons, including its recent takeover by Bayer AG. Moreover, although Bayer AG is obligated to perform under our contracts with Schering AG, Bayer AG may have other corporate priorities.

We rely on Asahi as our sole supplier of fasudil for a limited amount of early clinical supplies. Because Asahi has committed to supply fasudil only through early clinical trials, we will need to identify a third party manufacturer in the future. Any failure to do so on a timely or cost effective basis would delay our fasudil development programs and have a material adverse effect on our business and financial position.

In addition, our manufacturers are subject to ongoing inspections and regulation by the FDA and corresponding foreign and state agencies and may fail to meet these agencies’ acceptable standards of compliance. In the event of a natural disaster, failure to continue to meet FDA or other regulatory requirements, business failure, strike, or other difficulty, the production and supply of Ventavis or fasudil would be interrupted, resulting in delays and additional costs.

Our supply of Ventavis is subject to additional risks of interruption because it is manufactured outside of the United States. Schering AG manufacturers the iloprost drug substance for Ventavis in Germany and then transports it to Spain where the final drug product is finished and packaged. We must maintain clearance from the appropriate foreign health authorities to export Ventavis into the United States. Our supply of fasudil is also currently manufactured outside the United States by Asahi in Japan. We may face difficulties in importing Ventavis and fasudil into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation, or defective packaging.

Our manufacturers also may fail to maintain manufacturing standards required by regulatory authorities, including the FDA’s current Good Manufacturing Practices, or cGMP. Any failure to maintain such standards could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns, or other problems that could seriously harm our business. Our manufacturers also could encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Upon the occurrence of any of the aforementioned events, our ability to switch manufacturers would be very difficult and prolonged for a number of reasons, including:

•	the number of potential manufacturers is limited and we may not be able to negotiate agreements with alternative manufacturers on commercially reasonable terms or at all;

•	the proprietary manufacturing process is lengthy and complex; and

•	the FDA or other appropriate regulatory authorities, must approve any replacement facility prior to manufacturing product for commercial use, which requires new testing and compliance inspections.

We have agreed to purchase our Ventavis requirements exclusively from Schering AG. The process of manufacturing iloprost drug substance (the active ingredient of Ventavis) is an extremely complex and lengthy process. If Schering AG ceases to manufacture Ventavis or is unable to provide us with supplies of Ventavis for any reason, we may experience significant interruption or failure of our supply of Ventavis or in further clinical development of the product as we develop internal manufacturing capabilities or seek a third-party manufacturer.

If fasudil fails in clinical studies, we will not be able to obtain FDA and international approvals and will not be able to sell fasudil.

We licensed certain rights to fasudil from Asahi in June 2006. Fasudil has not been approved for sale in the United States or any foreign market for treatment of our licensed indications of PAH or stable angina. In order to commercialize fasudil, we must receive regulatory approvals. To obtain those approvals, we must conduct clinical studies demonstrating that fasudil is safe and effective. If we cannot obtain approval from the FDA, the European Agency for the Evaluation of Medicinal Products (the EMEA), or other international drug regulators for fasudil, we will not be able to commercialize fasudil, and will not be able to recoup the significant expenses we have and will continue to incur for the license and development of fasudil.

Our clinical trials for fasudil may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of any trial may lead to substantial delays in the regulatory approval process for fasudil, which will impair our ability to generate revenues from it.

We currently plan to initiate Phase II clinical trials of fasudil for treatment of PAH and stable angina in 2007. If we identify any safety issues associated with fasudil during product development work, we may be delayed or prevented from initiating pivotal Phase III trials for fasudil, which are generally required for product approval. Despite the time and money expended, regulatory approvals are never guaranteed. Our planned clinical studies might be delayed, suspended or terminated for a number of possible reasons, including:

•	fasudil is not effective, or physicians think that the drug is not effective;

•	inability to obtain regulatory approval to commence a study;

•	regulatory authorities determine that there is insufficient pre-clinical data to support commencement of clinical trials;

•	difficulty reaching agreement with third-party clinical sites or their subsequent poor performance in conducting accurate and reliable studies on a timely basis;

•	failure to obtain institutional review board approval to conduct a study at a prospective site;

•	regulatory action for failure to conduct clinical trials in accordance with regulatory requirements, requirements of institutional review boards or action by drug safety monitoring boards;

•	suitable patients for the clinical trial are not available or do not enroll in the clinical trials at the rate we expect;

•	patients experience unacceptable side effects during treatment;

•	other investigational or approved therapies are viewed as more effective or convenient by physicians or patients; or

•	drug supplies are not available or suitable for use in the clinical trials.

Consequently, we may experience delays in obtaining regulatory approval for fasudil. Extension, suspension, delay or termination of our clinical trials for fasudil may:

•	adversely affect our ability to develop or commercialize fasudil;

•	impose significant additional costs on us;

•	potentially diminish any competitive advantages that we may attain;

•	adversely affect our ability to enter into other collaborations;

•	cause the termination of our license agreement with Asahi, which termination may impose significant penalties on us;

•	cause us to abandon the development of fasudil; or

•	limit our ability to obtain additional financing on acceptable terms, if at all.

In addition, the FDA, EMEA and other international regulatory authorities have substantial discretion in the approval process. Consequently, we cannot guarantee that fasudil will ever receive regulatory approval. Even if we are able to complete clinical trials for fasudil, the FDA, EMEA and other international regulatory authorities may not agree that we have demonstrated that fasudil is safe and effective in indications we are pursuing.

We must commit to minimum purchase requirements of Ventavis from Schering AG and if we fail to accurately forecast our need for Ventavis our business will be harmed.

Under our agreement with Schering AG we have currently committed to purchasing minimum amounts of Ventavis through the third quarter of 2008. If we underestimate our purchase requirements we will not be able to meet the needs of patients and patients may turn to alternate treatments. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may exceed forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We are also required to make judgments as to the expiration dates of our product, since product can no longer be used after its expiration date. As part of our excess inventory assessment we also consider the expiration date of product to be manufactured in the future under minimum purchase obligations. Significant differences between our current estimates and judgments, and future estimated demand for product and the useful life of inventory, may result in significant charges for excess inventory or purchase commitments in the future. These differences, whether we overestimate or underestimates our purchase requirements, could have a material adverse effect on our financial condition and results of operations.

Our product sales may depend on the health and personal preferences of patients.

PAH is a fatal disease and the discontinuance rate of use of Ventavis is affected by the seriousness of the illness. As the health of a PAH patient declines, he or she may not be able to administer drugs using an inhalation device, such as the AAD inhalation devices, or may require 24-hour continuous treatment. Under these or other circumstances, or because of personal preference, the patient may opt for competitors’ prostacyclin products administered intravenously or subcutaneously. In addition, doctors may prescribe, or patients who use Ventavis may choose to take, fewer than the recommended number of doses of Ventavis, or may believe using Ventavis is inconvenient and opt for other treatments. We believe patients take on average six doses of Ventavis per day, and that this number may decrease as more is learned about the use of Ventavis in combination with other drugs. All of the above factors may have the effect of weakening our sales and harming our business.

Sales of Ventavis could be harmed and our clinical trials in PAH could be disrupted or delayed due to a large number of clinical trials competing for available PAH patients.

There are a number of current and planned clinical trials by companies that compete with us and that currently have drugs available to treat PAH, as well as companies with investigational drugs to treat PAH. These trials compete for patients who might otherwise be available to participate in our clinical trials or be appropriate for Ventavis therapy. Through 2007, we expect up to 1,500 PAH patients to enroll in clinical trials conducted by us and other companies. The competition among clinical trials for patients could harm our ability to enroll patients in our PAH clinical trials for Ventavis and fasudil, delaying our development plans. In addition, patients who enroll in clinical trials generally receive free drug during the trial, and may be offered free drug for up to one year after a trial has concluded, potentially reducing the market for Ventavis. If other clinical trials successfully recruit patients who would otherwise be Ventavis patients, our sales or sales growth would be harmed and our clinical trials could be disrupted or delayed, which could harm future market opportunities for Ventavis.

Our sales could be harmed by imports from countries where Ventavis may be available at a lower price.

In the United States, prices for pharmaceuticals are generally higher than in other countries, including the bordering nations of Mexico and Canada, which may maintain government price controls. The ability of patients and other customers to obtain lower priced imports has grown significantly as a result of regulatory harmonization, common market or other trade initiatives, and the Internet. The volume of illegal imports into the United States continues to rise as foreign pharmacies target American purchasers and American purchasers become more aware of less expensive illegal imports. In addition, political forces may result in U.S. legislative or executive action that would legalize lower priced imports. Rights to market Ventavis in Canada are held by Berlex Laboratories, a subsidiary of Schering AG. Berlex Laboratories has filed for marketing approval of Ventavis with Health Canada, which to date has not been granted. Our sales of Ventavis in the United States may be reduced if products are imported into the U.S. from lower priced markets, including from Canada if Health Canada approves Berlex Laboratories’ application for marketing approval, and whether such products are obtained legally or illegally. Any decrease in our sales likely would have a material adverse impact on our business.

The loss of our rights to market and sell Ventavis would eliminate our only current source of product sales and we may not be able to continue our business.

We have licensed from Schering AG the exclusive U.S. rights to develop and commercialize Ventavis for the treatment of pulmonary hypertension. Schering AG has the right to terminate our license if we materially breach our obligations under the agreement and fail to cure any such breach within a specified period of time, including if we fail to use our best efforts to commercialize Ventavis in the United States or make payments required under the agreement, or if we become insolvent. Our ability to meet these obligations is dependent upon numerous factors, including some factors that are outside of our control. If our agreement with Schering AG were terminated, we would have no further rights to develop and commercialize Ventavis for any indication. Ventavis is our only commercial product, and our only current source of product sales. The termination of the Schering AG agreement would eliminate our current product sales and we may not be able to continue our business.

We are subject to extensive government regulation that increases our costs and may impair sales of Ventavis.

Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, marketing, promotion, record keeping, reporting, sale and distribution, import, export and the distribution of samples of pharmaceuticals, and electronic records and signatures. The FDA and foreign regulatory authorities impose significant restrictions on the indicated uses and marketing of approved pharmaceutical products, including Ventavis; subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections; require ongoing adverse event and other reporting; and may impose ongoing requirements for post-approval studies. We must also obtain additional approvals for product manufacturing and labeling changes. The FDA closely regulates the labeling, marketing, and promotion of approved drugs. FDA rules for pharmaceutical promotion require that we only promote Ventavis for uses that have been approved by the FDA, and that all of our promotional materials be adequately substantiated and that information presented contain a fair and balanced description of the risks and benefits of Ventavis, the safety of Ventavis, and the limitations on its use. For example, while our label includes information regarding the tolerability and dosing of Ventavis in combination with bosentan, we are not permitted to promote Ventavis as a combination therapy with bosentan or any other drug unless and until we have developed what the FDA calls substantial evidence or clinical experience to support such uses. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

In addition to FDA requirements, regulatory and law enforcement agencies such as the Department of Health and Human Services’ Office of Inspector General, the U.S. Department of Justice, and state Attorneys General monitor and investigate pharmaceutical sales, marketing, and other practices. For example, sales, marketing, and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, Medicaid rebate requirements and similar state laws. In recent years, actions by companies’ sales forces and marketing departments have been scrutinized intensely to ensure, among other things, that actions by such groups do not qualify as “kickbacks” to healthcare professionals. A “kickback” refers to the provision of any item of value to a healthcare professional or other person in exchange for purchasing, recommending, or referring an individual for an item or service reimbursable by a federal healthcare program. These kickbacks increase the expenses of the federal healthcare program and may result in civil penalties, criminal prosecutions, and exclusion from participation in government programs, any of which would adversely affect our financial condition and business operations. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our business and financial condition.

We are also subject to government regulation with respect to the prices we charge and the rebates we offer or pay to customers, including rebates paid to certain governmental entities, such as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. Products made available to authorized users of the Federal Supply Schedule of the General Services Administration are subject to additional laws and requirements. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. These legal and regulatory requirements are enforced by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. Government regulation substantially increases the cost of developing, manufacturing, distributing, marketing, and selling pharmaceutical products.

We have developed and instituted a corporate compliance program based on what we believe are current best practices, and we continue to update the program in response to newly implemented or changing regulatory requirements. We have significantly fewer employees than many other companies in our industry, and we rely heavily on third parties to conduct many important functions, but we cannot control the compliance activities of these third parties. Further, we cannot ensure that we are or will be in compliance with all potentially applicable regulations, or that this program will protect us from future lawsuits or investigations.

Depending on the circumstances, failure to meet applicable legal and regulatory requirements can result in costly and burdensome investigations, adverse publicity, warning letters, criminal prosecution, fines, or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, suspension or revocation of our regulatory approval of Ventavis, denial or withdrawal of other pre-marketing product approvals, suspension or termination of ongoing clinical trials, refusal to approve pending applications or supplements to approved applications filed by us or accept filings for new applications or supplements, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico, and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports with the state on sales, marketing, pricing, and other activities. For example, California has enacted a statute requiring pharmaceutical companies to adopt a comprehensive compliance program that is in accordance with the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. This compliance program must include policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, as well as a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California. The policies must be posted on the company’s public web site along with an annual declaration of compliance.

Vermont, Maine, Minnesota, New Mexico, Texas, the District of Columbia, and West Virginia have also enacted statutes of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities, as well as restrictions upon the types of gifts that may be provided to healthcare practitioners. Similar legislation is being considered in other states. In addition, a number of states have adopted or are considering adoption of what are known as “drug pedigree laws,” which require tracking drug distribution to prevent counterfeit drugs from being introduced into the supply chain, and loss reporting requirements, which require drug manufacturers to report any drug products that are unaccounted for. Many of these state requirements are new and uncertain, and available guidance is limited. We are in the process of identifying the universe of state laws applicable to pharmaceutical companies and are taking steps to ensure that we come into compliance with all such laws. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, any of which could harm our business.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approval for Ventavis, or obtain regulatory approval to commercialize fasudil.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories, to conduct our clinical trials, including our Phase III VISION trial, as well as other planned trials for Ventavis and fasudil. We may not be able to control the amount and timing of resources that third parties devote to our clinical trials. Establishing and maintaining good relationships with individual principal investigators and clinical trial sites is critical to us.

For example, in the event that we are unable to maintain our relationships with any of our selected clinical trial sites, or elect to terminate the participation of any of these sites, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified site.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. We do not have a legal entity in Europe to conduct clinical trials there, and consequently, for the VISION Trial, we are relying on a contract research organization to act as our European legal representative and conduct the VISION Trial in Europe, including assisting with regulatory submissions in Europe and assisting in managing the clinical sites in Europe. We also plan to rely on third parties with respect to other clinical trials for Ventavis and fasudil. If any third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data obtained in clinical trials is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of fasudil or expand commercial opportunities for Ventavis.

If our clinical trials or our clinical disease registry generate data that are less favorable than historical data or are viewed as unsuccessful, or if our clinical trials experience significant delays or adverse events, our business could be harmed significantly.

We conduct preclinical studies and clinical trials with respect to Ventavis, plan to do so with respect to fasudil, and have initiated the REVEAL Registry™, a clinical disease registry to collect observational data on U.S. patients with PAH, WHO Group 1. Clinical development is a long, expensive, and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or maintain enrollment of enough patients to complete our clinical trials or the REVEAL Registry due to study design, competition for patients by other clinical trials, or other reasons. Even if we are able to enroll a sufficient number of patients, our current or future clinical trials may not produce positive results or adequate clinical data necessary to obtain the desired marketing approval, or may result in adverse events, which could interrupt, delay or halt our clinical trials and could result in unfavorable regulatory actions, including denial of approval for fasudil, denial for Ventavis to be marketed for new indications, in combination with other therapies or otherwise outside of our current label. Our product development costs will also increase if we experience delays or failures in our clinical trials, and significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

Furthermore, any future product candidate, including alternative formulations of iloprost, the active ingredient in Ventavis, Ventavis used in combination therapy or for additional indications, or fasudil, may prove to be ineffective or only moderately effective in treating a targeted indication or when used in combination therapy, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude us from obtaining the desired regulatory approval, prevent or limit an intended commercial use, or raise concerns regarding the safety or efficacy of Ventavis for its current approved uses or fasudil for intended treatment of PAH and stable angina, any of which could have a material adverse effect on our business. In addition, our REVEAL Registry may not produce positive data with respect to Ventavis or its use. The FDA and other regulatory authorities may not approve any future product that we may develop, approve Ventavis for any additional indications or combination therapy, or approve fasudil for the treatment of PAH and/or stable angina. Any such failure may severely harm our business. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval, or contain significant limitations in the form of narrow indications, warnings, precautions, or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

Even if Ventavis, fasudil or any future product candidate meets safety and efficacy endpoints in clinical trials, regulatory authorities may not approve our request for labeling claims, or we may face post-approval problems that require withdrawal from the market.

Ventavis, any alternative formulations of iloprost (the active ingredient in Ventavis), fasudil or any of our future product candidates may not receive the sought-after regulatory approval even if they achieve their endpoints in clinical trials. Regulatory agencies may approve fasudil, an alternative formulation of iloprost, or another product candidate for fewer conditions than requested or raise concerns regarding the safety or efficacy of Ventavis for its current approved use, may grant approval subject to the performance of post-marketing studies, or may not approve the labeling claims that are necessary or desirable for the successful commercialization of Ventavis, an alternative formulation of iloprost, fasudil, or any future product candidates. Even after regulatory approval, our product or future product candidates may later exhibit adverse effects that limit or even prevent their widespread use or that force us to withdraw from the market. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including withdrawal from the market.

We are, and potentially may be, subject to new federal and state requirements to submit information on our open and completed clinical trials to public registries and databases.

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location, and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America, or PhRMA, has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation has been introduced to expand www.clinicaltrials.gov and to require the inclusion of study results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

If product liability lawsuits are asserted against us, we may be required to limit or halt commercialization of Ventavis, may incur substantial liabilities, and may suffer damages that exceed our insurance coverage.

We face product liability exposure related to the marketing and distribution of Ventavis and the clinical testing of Ventavis, fasudil and other product candidates. We also face such exposure related to inhalation devices used to administer our product or product candidates, even though we do not manufacture or commercially distribute those devices. If we cannot defend ourselves against product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product and any future product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	diversion of our management’s attention;

•	substantial monetary awards to patients and others;

•	loss of sales; and

•	the inability to commercialize Ventavis or any future product or product candidates, including fasudil and alternative formulations of Ventavis.

We have product liability insurance that covers the sale of our commercial product and our clinical trials in amounts that we believe are adequate and appropriate for similarly situated companies in the industry. We monitor the levels of our coverage and adjust them periodically. However, we may not have adequate protection against potential liabilities. In addition, insurance coverage is becoming increasingly expensive. We may not be able to maintain existing insurance coverage at a reasonable cost and we may not be able to obtain additional insurance coverage that will be adequate to satisfy any potential liability that may arise.

Third parties may own or control patents or patent applications that we may be required to license to continue commercializing Ventavis or to develop and commercialize fasudil, or that could result in litigation that would be costly and time-consuming.

Our continued commercialization of Ventavis depends upon our ability to develop, manufacture, market, and sell Ventavis without infringing the proprietary rights of third parties. Similarly our ability to commercialize fasudil depends on the sufficiency of the proprietary rights we licensed from Asahi and not infringing on the proprietary rights of others. A number of pharmaceutical and biotechnology companies, universities, and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third-party patents, which would likely require the payment of license fees or royalties or both. For example, we are aware of a use patent that we may seek to license that covers the combination of Ventavis and PDE-5 inhibitors. We may also be unaware of existing patents that may be infringed by Ventavis or fasudil. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by Ventavis or fasudil. Moreover, any necessary license may not be available to us on commercially reasonable terms, or at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we infringe on its technology, our business and results of operations could be harmed by a number of factors, including:

•	infringement and other intellectual property claims, even if without merit, are expensive and time-consuming to litigate, and can divert management’s attention from our core business;

•	monetary damage awards for past infringement can be substantial;

•	a court may prohibit us from selling Ventavis unless the patent holder chooses to license the patent to us;

•	a court may prohibit us from developing fasudil unless the patent holder chooses to license the patent to us; and

•	if a license is available from a patent holder, we may have to pay substantial royalties and other amounts.

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

If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our intellectual property to develop competing products. Our patents, including our licensed patents relating to the use and manufacture of iloprost and fasudil, may not be sufficient to prevent others from competing with us. The composition of matter patent covering iloprost expired in September 2004, and the U.S. process patents covering the manufacture of Ventavis will expire in 2007 and 2010. The U.S. composition of matter patent licensed from Asahi expires in 2016, and the U.S. patent licensed from Asahi covering oral sustained release formulations of fasudil expires in 2019.

We may no longer depend on the composition of matter patent covering iloprost and in the future may not be able to rely on the process patents to exclude competitors from developing iloprost for the treatment of PAH or fasudil for the treatment of PAH and stable angina. Further, while Schering AG may have trade secrets relating to the manufacture of Ventavis, such trade secrets may become known or independently discovered, or competitors may develop alternative ways to manufacture the drug. All of these factors may harm our competitive position. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, or circumvented, any of which could limit our ability to stop competitors from marketing related products or limit the term of patent protection that we otherwise may have.

We may require additional financing to fund our operations and continue to commercialize Ventavis and to develop fasudil and alternative formulations of iloprost.

We expect that our operating expenses will increase for the next several years, and that we will continue to spend substantial amounts to commercialize Ventavis; invest in the development to, among other things, expand Ventavis’ potential for additional indications and for use in combination with other FDA-approved products, develop alternative formulations of iloprost, the active ingredient in Ventavis, and decrease its inhalation time; conduct preclinical and clinical studies and other development of fasudil; and license or acquire other products or product candidates. We estimate that our existing cash and cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements at least for the next 24 months. However, our forecast of the period of time through which our cash and cash equivalents and securities available-for-sale will last, including cash from our sales of Ventavis, could vary materially if Ventavis sales do not grow as expected, if costs increase more than we anticipate, or if we license or acquire any additional products or product candidates.

In any such event, we would likely seek to finance future cash needs through public or private equity offerings or debt financings. To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience dilution. Any debt financing may involve granting a security interest in all or a portion of our assets or restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. Future additional funding may not be available on acceptable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back, or discontinue the development or commercialization of Ventavis or one or more product candidates such as fasudil and alternative formulations of iloprost.

If we fail to attract and retain management and other personnel, we may be unable to successfully acquire or license additional products or product candidates, or continue our development and commercialization activities.

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and other personnel, and on our ability to develop and maintain important relationships with leading academic institutions, clinicians, and scientists. The loss of services of one or more of our members of senior management could jeopardize, delay, or interrupt our efforts to acquire or license additional products or product candidates, successfully complete clinical trials, or further develop and commercialize Ventavis. We do not currently carry key person insurance on the lives of members of senior management.

There is significant competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. Our offices are located in the San Francisco Bay Area, where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain, and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

We have significantly increased the size of our organization and will need to continue to do so, and we may experience difficulties in managing growth.

We are a small company that significantly increased our number of full-time employees from 39 employees at December 31, 2004, to 85 employees at December 31, 2005 and to 106 employees at June 30, 2006. In order to execute our business strategy, we will need to continue to increase our operations, particularly due to our license of fasudil and if we license or acquire additional products or product candidates, including further expanding our employee base of managerial, sales and marketing, clinical, and operational personnel. Recent growth has imposed significant added responsibilities on members of management, as will anticipated future growth, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to further develop and commercialize Ventavis, our ability to develop and commercialize fasudil and our ability to license or acquire any future products or product candidates and to develop and commercialize them, and our ability to compete effectively will depend, in part, on our ability to manage growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	attract, integrate, and train new personnel and retain current personnel; and

•	further develop our administrative, accounting, and management information systems and controls.

We are exposed to fluctuations in foreign currency exchange rates, particularly the euro, and foreign economic market conditions.

We purchase Ventavis from Schering AG under a supply contract with price and payment terms denominated in euros. In addition, the price of Ventavis in our supply contract is subject to annual adjustment in order to keep pace with inflation or deflation in accordance with the change of the consumer price index for Germany by the German Federal Statistical Office. As a result, a relative weakening of the U.S. dollar against the euro may result in increased inventory costs and expenses. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. However, no such currency hedging strategy would fully protect against exchange-related losses.

Our orphan drug exclusivity for Ventavis may not provide us with a competitive advantage.

Our orphan drug exclusivity for Ventavis for the treatment of PAH is an important element of our competitive strategy because Schering AG’s composition of matter patent for Ventavis expired in September 2004. Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years from approval, which for Ventavis means through December 2011. However, the FDA may permit other companies to market a form of iloprost, the active ingredient in Ventavis, to treat PAH if any such product demonstrates clinical superiority, or if we are unable to provide sufficient drug supply to meet medical needs. More than one product may be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. Any of these FDA actions could create a more competitive market for us. Our orphan drug exclusivity for Ventavis does not apply to drugs to treat PAH that do not contain iloprost, or to drugs containing iloprost that seek approval for uses other than PAH. Our orphan drug exclusivity thus may not ultimately provide us a true competitive advantage, and our business could suffer as a result.

Our licensing agreement with Asahi relating to fasudil has specified restrictions on our ability to develop and market fasudil that could limit the ability to realize fasudil’s full potential.

Pursuant to our licensing agreement with Asahi, we received exclusive rights to develop and commercialize fasudil only in North America and Europe and only for the treatment of PAH and stable angina. Further, our development and commercialization rights are limited to oral and inhaled formulations of fasudil for the treatment of PAH and oral formulations of fasudil for the treatment of stable angina. Although we have an option to develop fasudil in North America and Europe for additional potential indications (except stroke and eye diseases), this option will require the payment of additional licensing fees and milestones. The restrictions that we have accepted in our license agreement with Asahi may limit our ability to develop and fully maximize the marketability of fasudil and realize fasudil’s full potential.

Identifying and licensing or acquiring other products or product candidates and obtaining regulatory approval for their commercialization may put a strain on our operations and will likely require us to seek additional financing.

One of our key strategies is to continue to license or acquire products or product candidates and develop them for commercialization. We have no internal discovery capabilities and rely on our ability to license or acquire any additional products or product candidates to expand our pipeline. Other than fasudil which we recently licensed, we have no present agreement to license or acquire any future material products or product candidates. The market for licensing and acquiring products and product candidates is intensely competitive and many of our competitors have greater resources than us. The process of integrating an additional product or product candidate such as fasudil into our business may put a strain on our operations, including diversion of personnel, financial resources, and management’s attention. In addition, any such license or acquisition would increase our operating costs and likely will require us to seek additional financing.

We may be required to conduct preclinical and clinical studies for any product or product candidates that we may license or acquire. Significant delays in clinical development could materially increase our product development costs or allow our competitors to bring products to market before us, impairing our ability to successfully commercialize any such products or product candidates.

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

Inhaled iloprost manufactured or distributed by other parties may be approved for different indications in the United States in the future. For example, although we have an exclusive license from Schering AG to commercialize Ventavis in the United States to treat pulmonary hypertension, Schering AG could sell, or license to other companies the right to sell, Ventavis in the United States for other indications. In the event there are other inhaled iloprost products approved by the FDA to treat indications other than those covered by Ventavis, physicians may elect to prescribe a competitor’s inhaled iloprost to treat PAH. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine or the practice of pharmacy. As a result, the FDA cannot direct physicians as to which inhaled iloprost to prescribe to their patients, and physicians could prescribe and pharmacists could dispense another iloprost product for PAH even if it were not approved for PAH. Third-party payers could also develop formulary and other reimbursement policies intended to prompt use of another iloprost product instead of Ventavis whether or not that other product were approved by FDA for PAH. We would have limited ability to prevent off-label use of a competitor’s inhaled iloprost to treat PAH.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will continue to increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures, and controls to satisfy new reporting requirements. While we completed a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2005, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified, or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. The adoption of SFAS 123(R) increased our basic and diluted net loss per share for the three and six months ended June 30, 2006 by $0.07 and $0.13 per share, respectively. We expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations for subsequent periods.

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

These provisions may have the effect of entrenching our board of directors and may deprive or limit strategic stockholders opportunities to sell their shares.

If a company that competes with Ventavis attempts to acquire us, Schering AG’s right of first negotiation could prevent or delay a change of control.

If we intend to pursue a transaction where we would be acquired by or otherwise merge with a pharmaceutical company that sells a pulmonary hypertension drug that is directly competitive with Ventavis, Schering AG has a right of first negotiation to acquire our company subject to the terms set forth in our agreement with Schering AG. This may discourage other companies from seeking to acquire us.

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

Our stock price has been and will likely continue to be extremely volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to the other risk factors described in this Quarterly Report on Form 10-Q, may also have a significant impact on the market price of our common stock:

•	announcements concerning product development programs or results of clinical trials by us or our competitors;

•	regulatory developments and related announcements, including announcements by the FDA and foreign regulatory authorities;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, or sales by our executive officers, directors, or greater than 5% stockholders;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	litigation or government inquiries, whether or not meritorious; and

•	economic and political factors, including natural disasters, wars, terrorism, and political unrest.

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

Our stock is controlled by a small number of stockholders and the interests of these stockholders could conflict with stockholders interests.

As of June 30, 2006, our executive officers, directors, and their affiliates beneficially owned in the aggregate 37.5% of our common stock. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Issuance of equity securities or exercise of stock options or any warrants that may be issued by us will cause dilution in net tangible book value.

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

Securities class action litigation actions may be brought against us, particularly following a decline in the market price of our securities. This risk is especially relevant for us because we have experienced greater than average stock price volatility, as have other biotechnology companies in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company made no sales of unregistered equity securities during the quarter for which this report is filed.

(b) Not applicable.

(c) There were no repurchases made by the Company during the quarter for which this report is filed.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matter to a Vote of Security Holders

(a) Our 2005 Annual Meeting of Stockholders was held on May 25, 2006.

(b) The following Class II Directors were re-elected by our stockholders:

Name	Position	Term Expires
James I. Healy, M.D., PhD	Class II Director	2009
Howard B. Rosen	Class II Director	2009
Donald J. Santel	Class II Director	2009

The following directors continue to serve their respective terms which expire on our Annual Meeting of Stockholders in the years noted:

Name	Position	Term Expires
Robert B. Chess	Class I Director	2008
Bradford S. Goodwin	Class I Director	2008
David W. Gryska	Class III Director	2007
Daniel S. Janney	Class III Director	2007
Nicholas J. Simon, III	Class III Director	2007

(c) At our 2005 Annual Meeting, our stockholders voted on three matters with the following voting results:

•	the election of three Class II Directors for a term of three years expiring in 2009:

Name	For	Withheld
James I. Healy, M.D., PhD	24,927,771	620,032
Howard B. Rosen	25,195,460	352,343
Donald J. Santel	25,328,760	219,043

•	approval of an amendment and restatement of the Company’s 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 2,000,000 shares, revise the automatic share increase provision and approve certain share limits.

For	Against	Abstain	Broker Non-votes
11,745,161	3,567,270	3,100	10,232,272

•	the ratification of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain
25,536,353	5,400	6,050

(d) Not applicable

Item 5.	Other Information

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

Exhibit No.	Description
10.32*†	License Agreement between Asahi Kasei Pharma Corporation and the Registrant, dated June 23, 2006.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to the confidentiality request. The omitted portions have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoTherix, Inc.

By:	/s/ Christine E. Gray-Smith
Christine E. Gray-Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 8, 2006