Form 10-Q
period 2006-09-30
COTHERIX INC
filed 2006-11-08
CIK 1138812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From              to

Commission File Number: 000-50794

CoTherix, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3513144
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2000 Sierra Point Parkway, Suite 600, Brisbane California	94005
(Address of principal executive offices)	(zip code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 2, 2006
Common stock, $0.001 per share	28,713,604

CoTherix, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CoTherix, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,906	$25,865
Securities available-for-sale	59,755	76,965
Interest receivable	564	965
Accounts receivable, net of allowance for doubtful accounts of $86 and $36 at September 30, 2006 and December 31, 2005, respectively	8,519	2,390
Inventory	5,914	510
Prepaid expenses and other current assets, including restricted cash of $95 and $49 at September 30, 2006 and December 31, 2005, respectively	1,528	2,216

Total current assets	100,186	108,911
Property and equipment, net	2,437	1,572
Acquired product rights, net	11,270	8,100
Other long-term assets, including restricted cash of $200 and $95 at September 30, 2006 and December 31, 2005, respectively	241	95

Total assets	$114,134	$118,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,864	$1,192
Accrued compensation	2,245	3,845
Accrued clinical development liabilities	633	113
Other accrued liabilities	8,196	5,008
Liability for early exercise of stock options	24	20

Total current liabilities	16,962	10,178
Liability for early exercise of stock options-non-current portion	—	5
Deferred rent non-current portion	275	192
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2006 and December 31, 2005; 28,672,335 shares and 28,356,792 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	28	28
Additional paid-in capital	198,188	198,764
Deferred stock compensation	—	(6,703)
Accumulated other comprehensive gain (loss)	16	(126)
Accumulated deficit	(101,335)	(83,660)

Total stockholders’ equity	96,897	108,303

Total liabilities and stockholders’ equity	$114,134	$118,678

See accompanying notes

CoTherix, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product sales, net	$18,356	$8,412	$49,032	$12,898

Operating expenses:
Cost of product sales	4,917	4,011	12,716	5,632
Acquired product rights	—	—	8,750	—
Research and development	5,151	2,826	16,640	8,802
Selling, general and administrative	12,064	8,180	31,781	20,109

Total operating expenses	22,132	15,017	69,887	34,543

Loss from operations	(3,776)	(6,605)	(20,855)	(21,645)
Interest and other income, net	939	447	3,180	1,314
Interest expense	—	(2)	—	(217)

Net loss	$(2,837)	$(6,160)	$(17,675)	$(20,548)

Basic and diluted net loss per share	$(0.10)	$(0.26)	$(0.62)	$(0.89)

Weighted average shares used to compute basic and diluted net loss per share	28,666,783	23,940,564	28,596,899	23,215,404

See accompanying notes

CoTherix, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,675)	$(20,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	440	315
Amortization of intangible assets	830	675
Stock-based compensation	5,407	3,088
Fair value of stock options issued for services	194	175
Amortization of premium of available-for-sale securities	4	504
Impairment of fixed assets	555	—
Gain on termination of lease	(217)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,129)	(1,622)
Interest receivable	401	(531)
Inventory	(5,404)	(1,171)
Prepaid and other current assets	783	(1,417)
Restricted cash	(200)	49
Other long term assets	(41)	—
Accounts payable	4,672	967
Accrued compensation	(1,600)	1,405
Accrued clinical development liabilities	520	(425)
Accrued acquired product rights	(4,000)	(9,000)
Other accrued liabilities	3,489	2,633

Net cash used in operating activities	(17,971)	(24,903)

Cash flows from investing activities:
Purchases of securities available-for-sale	(58,901)	(56,691)
Proceeds from maturities of securities available-for-sale	76,249	27,906
Purchases of property and equipment	(1,860)	(535)

Net cash provided by (used in) investing activities	15,488	(29,320)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs and including early exercised options	524	35,145

Net cash provided by financing activities	524	35,145

Net decrease in cash and cash equivalents	(1,959)	(19,078)
Cash and cash equivalents at the beginning of the period	25,865	43,251

Cash and cash equivalents at the end of the period	$23,906	$24,173

Supplemental cashflow data:
Interest paid	$—	$205

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

The Company has sustained operating losses since inception. The Company expects its research and development expenses to increase significantly in connection with preclinical and clinical studies and other development activities related to its newly in-licensed product candidate, fasudil, and to expand the use of its commercial product, Ventavis. The Company also expects to incur increased selling, general and administrative expenses in future years versus comparable periods in the past principally due to higher sales and marketing expenses related to the commercialization of Ventavis, expenses related to its clinical disease registry (the REVEAL Registry™), personnel costs and increased infrastructure costs. As a result, the Company expects to continue to incur significant operating losses. In addition, the Company may continue to acquire or license the rights to additional products or product candidates, which it anticipates would further increase and continue its losses. The Company plans to continue to finance its operations with sales of Ventavis and from existing cash resources and may be required to seek additional capital through a combination of equity issuances and debt arrangements. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, for any other interim period or for any other future period.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of less than three months when purchased to be cash and cash equivalents. The carrying value of cash and cash equivalents approximates estimated fair value at September 30, 2006 and at December 31, 2005.

Securities Available-for-Sale

The Company classifies investments in marketable securities as securities available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company considers investments with a maturity date of more than three months, but less than twelve months, from the date of purchase to be short-term investments and the Company has classified these securities as

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

securities available-for-sale. The Company considers investments with a remaining maturity date of more than twelve months from the date of purchase to be long-term securities available-for-sale. As of September 30, 2006, the Company had short-term securities available-for-sale of $59,755 and no long-term securities available-for-sale. Securities available-for-sale are carried at estimated fair value, with unrealized gains and losses reported as other comprehensive loss, a separate component of stockholders’ equity. The Company has estimated the fair value amounts by using available market information. The cost of available-for-sale securities sold is based on the specific identification method.

Concentration of Credit Risk

Cash equivalents and securities available-for-sale are financial instruments that potentially subject the Company to risk. The Company has established guidelines for investing excess cash relative to diversification and maturities that it believes maintain safety and liquidity. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests cash in debt instruments of the U.S. federal and state governments and their agencies and high-quality corporate issuers, and by policy, restricts exposure to any single corporate issuer by imposing concentration limits. To reduce the exposure due to interest rate fluctuations, the Company also maintains investments with short effective maturities.

The Company’s revenues and trade receivables are concentrated in two specialty pharmacy customers. The Company performs credit evaluations on the financial condition of its customers and limits the amount of credit extended. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. The Company’s two customers represented 89% and 11%, respectively, of accounts receivable at September 30, 2006. The Company’s two customers represented 84% and 16%, respectively, of net product sales for the three months ended September 30, 2006 and 82% and 18%, respectively, of net product sales for the nine months ended September 30, 2006.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable and accrued liabilities, approximate their respective carrying values due to the short-term nature of these balances.

Restricted Cash

As of September 30, 2006 and December 31, 2005, the Company classified $295 and $144, respectively, of cash as collateral for irrevocable letters of credit required under the terms of its facilities leases as restricted cash. As of September 30, 2006, $95 is included in other current assets and relates to the lease terminated and recaptured by the landlord in September 2006 for the Company’s prior headquarters. The Company is currently awaiting the release of the irrevocable letter of credit from its former landlord. As of September 30, 2006, the Company had $200, classified as long-term restricted cash, relating to the the lease entered into in May 2006 for the Company’s current headquarters.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and acquired product rights subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. During the nine months ended September 30, 2006, the Company terminated a contract with a vendor, resulting in an expense of $116 for previously capitalized software purchased from the vendor, which had not been placed in service. Such expense was included in selling, general and administrative expense, as such software provided no value for the Company upon termination of the contract.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

In September 2006, the landlord of the Company’s former headquarters in South San Francisco, California, terminated the lease agreement as allowed under the agreement and elected to recapture the premises. This termination, in conjunction with the move of the Company’s corporate headquarters to Brisbane, California, resulted in a write-off of $444 of previously capitalized leasehold improvements, and furniture and fixtures. The expense for the abandoned assets represents the net book value as of the lease termination date of September 15, 2006. The Company also recorded a gain of $217 in connection with the termination of the lease, resulting from higher rent expense recognized on a straight-line basis compared to actual rent payments made during the term of the lease. Such gain and loss were included in selling, general and administrative expense.

Revenue Recognition

The Company generally recognizes revenue upon delivery when title passes to a credit-worthy customer and records reserves for estimated returns and rebates as an adjustment to revenue. The Company is obligated to accept from customers the return of its product if damaged or due to U.S. Food and Drug Administration, or FDA, recall, if any. The Company believes that it has been able to make reasonable and reliable estimates of product returns and rebates based upon competitive product information, historical information for its product and governmental regulations. The Company reviews all sales transactions for potential rebates each month and believes that its reserves are adequate. These revenue reductions are included in other accrued liabilities in the Company’s balance sheet.

Purchase Obligations for Inventory

In May 2004, the Company entered into a manufacturing and supply agreement with Schering AG, majority control of which was obtained by Bayer AG in July 2006, for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement, in October 2006 the Company committed to purchasing minimum amounts of Ventavis through the fourth quarter of 2008. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels, as well as to consider the expiration dates of its product, since its product cannot be used after its expiration date. As part of its assessment of potential excess inventory, the Company also considers the expiration date of its product to be manufactured in the future under minimum purchase obligations.

Significant differences between the Company’s current estimates and judgments and future estimated demand for its product and the useful life of its inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on the Company’s financial condition and results of operations during the period in which the Company recognizes an inventory reserve or write-down. During the year ended December 31, 2005, the Company recorded a $1,600 charge to cost of product sales for the larger ampules of Ventavis inventory, designed for use with Prodose device, that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device that utilizes a smaller ampule size than the Prodose device. During the three and nine months ended September 30, 2006, the Company shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1,600 inventory previously written-down, resulting in no cost of product associated with those sales. The impact on the Company’s cost of product sales for shipping previously written-down inventory was $76 and $666, for the three and nine months ended September 30, 2006, respectively. The Company began shipping the smaller ampules to customers in April 2006, but the Company has continued to ship some larger ampules as some Ventavis patients continue to use the Prodose device.

Respironics, Inc. (“Respironics”) manufactures and sells the inhalation devices used to administer Ventavis, which are distributed by the Company’s specialty pharmacy customers. Pursuant to its agreement with Respironics, the Company began reimbursing Respironics in December 2005 for the cost of new I-neb devices for patients transitioning from the Prodose to I-neb devices. The Company has paid all the costs of this program. Such costs were included in selling, general and administrative expense.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Inventories and Cost of Product Sales

Inventories consist of finished good products and are stated at lower of cost or market value. Cost is determined by the first-in, first-out, or FIFO, method. The Company maintains inventory reserves for excess inventory and obsolescence, as required.

Cost of product sales includes the cost of drug product, shipping, distribution and handling costs, a royalty obligation owed to Schering AG based on net sales (as defined in the Company’s agreement with Schering AG), amortization of acquired product rights and any necessary write-downs of inventory.

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

Acquired Product Rights

The accounting treatment of payments for the acquisition of product rights is determined by the stage of the product at the time of the obligation. Initial payments and milestone payments for acquired product rights that, at the time of payment or obligation, are under development or are not approved by the FDA for marketing or have not reached technical feasibility and have no foreseeable alternative future use, are charged to expense as incurred. Initial payments and milestone payments for the acquisition of a product that is already marketed or is approved by the FDA for marketing are capitalized and amortized ratably over the estimated remaining life of the product. The Company capitalizes sale-based milestones if and when such milestones are achieved and amortizes such milestones ratably over the estimated remaining life of the product. The product life is estimated based upon the term of the agreement, the patent life of the product, the assessment of future sales and profitability of the product and the assessment of the Company’s competitive environment. The Company assesses this estimate regularly and adjusts the asset value or useful life when appropriate.

The Company expensed a total of $8,750 during the nine months ended September 30, 2006 for payments made to Asahi Kasei Pharma Corporation (“Asahi”), of which $8,500 was paid in connection with its license of certain rights to fasudil and $250 of which was paid to secure an option to expand the Company’s license of fasudil for additional indications.

In December 2004, the Company capitalized $9,000 in acquired product rights related to a milestone becoming due upon the marketing approval of Ventavis by the FDA. During the quarter ended June 30, 2006, the Company also capitalized $4,000 in acquired product rights when its annual net sales of Ventavis exceeded $25,000. The Company records the amortization of these capitalized acquired product rights as a component of cost of product sales. The $11,270 in acquired product rights at September 30, 2006 will be amortized over the estimated remaining life of the product, currently estimated to end by December 2014.

Reclassification

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. Reclassifications included: a) for the three and nine months ended September 30, 2005, the Company reclassified $401 and $1,214, respectively, to research and development expenses and $613 and $1,874, respectively, to selling, general and administrative expenses from amortization of employee stock-based compensation in the Condensed

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Statement of Operations upon adoption of SFAS 123(R) on January 1, 2006, b) $500 from research and development expense to acquired product rights expense during the nine months ended September 30, 2006, upon signing of the agreement with Asahi since such payment was classified as research and development expense at the time of payment during the quarter ended March 31, 2006.

3. License Agreement with Asahi Kasei Pharma Corporation

On June 23, 2006, the Company entered into an agreement with Asahi granting the Company exclusive rights in North America and Europe to develop and commercialize oral and inhaled formulations of fasudil, a rho-kinase inhibitor, for the treatment of PAH and oral formulations of fasudil for the treatment of stable angina. Under the terms of the agreement, the Company made upfront license payments totaling $8,500 to Asahi. In addition, the Company will be required to pay development and revenue milestone payments of up to $114,500, if and when achieved. The Company also paid $250 for a one year option to expand its license to use oral and inhaled fasudil in North America and Europe for additional indications excluding eye diseases and stroke. The Company may renew this option for an additional year for an additional fee. If the Company exercises the option to expand its license to use oral and inhaled fasudil for additional indications, it will be required to pay an exercise fee, as well as development and revenue milestone payments, if and when achieved. Further, the Company also agreed to pay a royalty based on certain net sales of any products developed by the Company containing fasudil on a country by country basis, until the later of a) ten years from the first commercial sales of such product or products in such country, b) the last to expire patent under the agreement covering fasudil in such country and c) the loss of any regulatory exclusivity for the product in such country. The total payments of $8,750 were expensed to acquired product rights in the Company’s Statement of Operations for the nine months ended September 30, 2006. In addition, the Company’s agreement with Asahi requires it to pay additional, although reduced, royalties after the periods described under certain circumstances.

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

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date of January 1, 2006, as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, the Company disclosed such costs on a pro forma basis in the notes to its financial statements. For the three months and nine months ended September 30, 2006, the Company recorded the following stock-based compensation expense:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$421	$1,474
Selling, general and administrative	1,304	3,933

Total	$1,725	$5,407

The adoption of SFAS 123(R) increased the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2006 by $0.06 and $0.19 per share, respectively. Since the Company continues to operate at a net loss, the adoption of SFAS 123(R) had no tax-related effects on cash flow from operations and cash flow from financing activities for the three and nine months ended September 30, 2006. As of September 30, 2006, unamortized stock-based compensation expenses of approximately $13,453 remained to be recognized over a weighted-average period of approximately 2.4 years. The Company amortizes stock-based compensation expenses on a straight-line ratable basis over the vesting period.

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Dividend yield	—	—
Risk-free interest rate	4.88%	4.87%
Expected life	4.5 years	4.5 years
Volatility	67%	64%
Forfeiture rate	3.95%	3.95%

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

The Company estimated the fair value of shares issued under its Employee Stock Purchase Plan, or ESPP, using the Black-Scholes model with the following assumptions: (i) expected term of six months; (ii) volatility of 67%; (iii) risk-free interest rate of 5.01% based on the U.S. Treasury yield curve in effect at the time of grant; and (iv) expected dividend yield of zero percent. In addition, under SFAS 123(R), fair value of ESPP shares issued is recognized as expense over the service period. Forfeitures are considered immaterial for calculations of stock-based compensation for the ESPP.

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

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

The following table illustrates the effect on net loss and net loss per share if the fair value method of SFAS 123 had been applied to the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(6,160)	$(20,548)
Add: Stock-based employee compensation expense included in net loss	1,014	3,088
Deduct: Stock-based compensation expense determined under fair value method	(1,673)	(4,703)

Pro forma net loss	$(6,819)	$(22,163)

Basic and diluted net loss per share, as reported	$(0.26)	$(0.89)

Pro forma basic and diluted net loss per share	$(0.28)	$(0.95)

The weighted-average assumptions used for the valuation of options granted during the three and nine months ended September 30, 2005, were as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Dividend yield	—	—
Risk-free interest rate	4.14%	4.17%
Volatility	73%	80%
Expected life	5 years	5 years

At September 30, 2006, the Company had the following stock-based compensation plans:

In February 2000, the Company adopted its 2000 Stock Plan (the “2000 Plan”). In February 2004, the Company adopted its 2004 Equity Incentive Plan, which became effective upon the effectiveness of the initial public offering and was amended and restated on March 9, 2006 (the “2004 Plan” and, together with the 2000 Plan, the “Plans”). The shares that were available for grant under the 2000 Plan not subject to outstanding options were transferred to and reserved for issuance under the 2004 Plan. In addition, as shares are forfeited or repurchased under the 2000 Plan, they will be transferred to the 2004 Plan. On May 25, 2006, the Company’s stockholders approved the March 9, 2006 amendment and restatement of the 2004 Plan to increase the number of shares issuable over the term of the plan by 2,000,000 shares and to revise the automatic share increase provision under the plan such that on January 1 of each year, starting in 2007, the number of shares reserved under the 2004 Plan will automatically increase by the lesser of 2,000,000 shares or 4% of the total number of shares of the Company’s common stock then outstanding. Prior to this amendment and restatement, the automatic increase provision under the 2004 Plan provided that on January 1 of each year, the number of shares reserved thereunder would automatically increase by the lesser of (i) 531,765 shares or (ii) 2.5% of the total number of shares of common stock then outstanding. On January 1, 2006, 531,765 shares were added to the 2004 Plan under the previous automatic increase provision.

At September 30, 2006, there were a total of 7,409,369 shares of common stock authorized for issuance under the Plans, of which 1,613,916 were available for grant under the 2004 Plan. Pursuant to the Plans, options or stock purchase rights may be granted to employees and consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Stock options may be granted with exercise prices of no less than the market value of the common stock on the grant date. Options become exercisable as determined by the board of directors, generally at the rate of 25% upon the completion of twelve (12) months of service, with the remaining balance vesting monthly over the next three years of service. Options granted under the Plans expire no more than ten years after the date of grant and generally expire ninety days from termination of service.

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

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

For the nine months ended September 30, 2006, activity under all Plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in 000s)
Options outstanding at December 31, 2005	3,613,147	$5.25
Options granted	1,185,710	8.57
Options exercised	(302,275)	1.08
Options forfeited	(80,263)	7.97

Options outstanding at September 30, 2006	4,416,319	$6.38	8.36	$7,481

Options exercisable at September 30, 2006	1,607,054	$4.51	7.66	$4,756

Using the Black-Scholes option pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2006 and 2005 were $4.06 per share and $8.65 per share, respectively, and the weighted average grant date fair values of options granted during the nine months ended September 30, 2006 and 2005 were $4.74 per share and $5.81 per share, respectively.

The intrinsic values of stock options exercised during the three months ended September 30, 2006 and 2005 were $112 and $225, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $2,780 and $821, respectively.

Nonvested stock option activities under the Plans for the nine months ended September 30, 2006 are summarized as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	2,643,251	$7.24
Granted	1,185,710
Vested	(904,946)
Forfeited	(80,263)	6.063

Nonvested balance at September 30, 2006	2,843,752	$6.50

The Company also has an ESPP, which was approved by the Board of Directors in February 2004, amended in May 2004 and approved by stockholders in June 2004. The ESPP allows for the issuance of up to 600,193 shares of common stock, increasing annually on January 1 by the lesser of (i) 0.75% of the total number of shares of common stock then outstanding or (ii) 159,529 shares. On January 1, 2006, 159,529 shares were added to the ESPP. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of common stock. The purchase price of common stock will not be less than 85% of the lower of the fair market value per share of common stock on the date immediately before the first day of the applicable offering period or the fair market value per share of common stock on the purchase date. The Company issued 28,932 shares of common stock during the nine month period ended September 30, 2006 in connection with its ESPP. At September 30, 2006, 537,480 shares remained available for issuance under the ESPP.

Stock Options Granted to Non-employees

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. During the three and nine months ended September 30, 2006, the Company modified the options for two former employees who became consultants upon termination of their employment with the Company. The former employees’ options continue to vest based on specified service periods. As a result of the modifications, the compensation costs for the two former employees were remeasured over the vesting terms as earned, similar to grants made to non-employees in prior years. The Company’s total compensation expense related to grants made to non-employees, calculated in accordance with EITF No. 96-18, was $117 and $194 during the three and nine months ended September 30, 2006, respectively and $69 and $175 during the three and nine months ended September 30, 2005, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss, as reported	$(2,837)	$(6,160)	$(17,675)	$(20,548)

Denominator:
Weighted-average common shares outstanding	28,703,507	23,986,426	28,627,240	23,261,266
Weighted-average unvested common shares subject to repurchase	(36,724)	(45,862)	(30,341)	(45,862)

Weighted-average common shares used to calculate basic and diluted net loss per share	28,666,783	23,940,564	28,596,899	23,215,404

Basic and diluted net loss per share	$(0.10)	$(0.26)	$(0.62)	$(0.89)

The following securities, representing the historical amounts and not the common stock equivalents amounts, were excluded from the calculation of diluted loss per share as their effect would be antidilutive:

	As of September 30,
	2006	2005
Common stock subject to repurchase	30,341	45,862
Options to purchase common stock	4,416,319	3,645,170

	4,446,660	3,691,032

6. Securities Available-for-Sale

Securities available-for-sale consists primarily of federal agency notes, asset-backed securities and corporate debt. The following is a summary of securities available-for-sale, all of which mature within one year:

As of September 30, 2006:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$45,359	$30	$(14)	$45,375
Asset-backed securities	14,380	1	(1)	14,380

Total	$59,739	$31	$(15)	$59,755

CoTherix, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

As of December 31, 2005:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$59,230	$—	$(96)	$59,134
Asset-backed securities	15,858	—	(29)	15,829
Federal agency note	2,003	—	(1)	2,002

Total	$77,091	$—	$(126)	$76,965

Significantly all of the Company’s securities in an unrealized loss position at September 30, 2006 and December 31, 2005 have been in such a position for nine months or less and mature within six months. The Company’s management has determined that the gross unrealized gains and losses on its investment securities at September 30, 2006 and December 31, 2005 are temporary in nature. The Company reviews its investments quarterly to identify and evaluate investments that have indications of possible impairment for those securities in unrealized loss positions. Factors considered in determining whether a loss is temporary include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the length of time until maturity and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. All of the Company’s investments are rated investment grade or better and the Company intends to hold such investments to maturity. To date, the Company has not incurred any realized losses on its investment portfolio.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(2,837)	$(6,160)	$(17,675)	$(20,548)
Net unrealized gain (loss) on available-for-sale securities	127	—	142	(55)

Comprehensive loss	$(2,710)	$(6,160)	$(17,533)	$(20,603)

8. Operating Lease

On May 5, 2006, the Company entered into a five-year operating lease for a new facility located in Brisbane, California. The facility, which currently serves as the Company’s corporate headquarters, consists of approximately 28,500 square feet of office space. Upon signing of the lease, the Company began to expense the lease on a straight-line basis over the lease period, including the period during which building improvements were completed by the landlord, prior to the Company’s occupancy of the facility. Under the lease, the Company delivered to the landlord a security deposit of $200, in the form of a letter of credit. Such security deposit may be reduced to $100 after the thirtieth (30th) month of the lease under certain circumstances. The Company delivered the security deposit and moved into the new facility in September 2006. The security deposit of $200 has been classified as long-term restricted cash on the Company’s balance sheet as of September 30, 2006.

In September 2006, the landlord of the Company’s former headquarters in South San Francisco, California, terminated the lease agreement as allowed under the agreement and elected to recapture the premises. This termination, in conjunction with the move of the Company’s corporate headquarters to Brisbane, California, resulted in a write-off of $444 of previously capitalized leasehold improvements, and furniture and fixtures. The expense for the abandoned assets represents the net book value as of the lease termination date of September 15, 2006. The Company also recorded a gain of $217 in connection with the termination of the lease, resulting from higher rent expense recognized on a straight-line basis compared to actual rent payments made during the term of the lease. Such gain and loss were included in selling, general and administrative expense.

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

Overview

We are a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiovascular diseases, including pulmonary arterial hypertension, or PAH, and stable angina. PAH is a chronic, progressive and often fatal disease characterized by severe constriction of the blood vessels in the lungs that leads to high pulmonary arterial pressure. The Food and Drug Administration, or FDA, approved our product, Ventavis, on December 29, 2004 for the treatment of PAH for patients with New York Heart Association, or NYHA, Class III or IV symptoms. We began selling Ventavis in March 2005. We have orphan drug exclusivity for the use of Ventavis in treating PAH through December 2011. We recognized $23.9 million of net product sales for the year ended December 31, 2005 and recognized $49.0 million of net product sales through the nine months ended September 30, 2006.

In June 2006, we entered into an agreement with Asahi Kasei Pharma Corporation, or Asahi, granting us exclusive rights in North America and Europe to develop and commercialize oral and inhaled formulations of fasudil, a rho-kinase inhibitor, for the treatment of PAH and rights to develop and commercialize oral formulations of fasudil for the treatment of stable angina in the same territories. Stable angina is a pain or discomfort in the chest or adjacent areas caused by insufficient blood flow to the heart muscle. Under the terms of the agreement, we made upfront license payments totaling $8.5 million to Asahi. We will also be required to pay development and revenue milestones payments of up to $114.5 million, if and when achieved. In addition, we paid $250,000 for a one-year option to expand our license to use inhaled and oral fasudil in North America and Europe for additional indications. We may renew this option for an additional year for an additional fee. If we exercise the option to expand our license to additional indications, we will be required to pay an exercise fee, as well as development and revenue milestone payments, if and when achieved. Further, we also agreed to pay a royalty based on certain net sales of products developed by us containing fasudil on a country by country basis, until the later of a) ten years from the first commercial sales of such product or products in such country, b) the last to expire patent under the agreement covering fasudil in such country and c) the loss of any regulatory exclusivity for the product in such country. The total payments of $8.75 million made during the nine months ended September 30, 2006 were expensed as acquired product rights. In addition, our agreement with Asahi may also require us to pay additional royalties after the periods described above under certain circumstances.

We have incurred net losses since our inception. As of September 30, 2006, we had an accumulated deficit of $101.3 million. Based on our current sales projections for Ventavis and the expected increase in costs for research and development related to both fasudil and Ventavis and increased selling, general and administrative expenses in future years due to higher sales and marketing expenses related to the commercialization of Ventavis, expenses related to the clinical disease registry (the REVEAL Registry™), personnel costs and increased infrastructure costs, we anticipate that our losses will continue for the next several years. In addition, we may continue to acquire or license the rights to additional products or product candidates, which it anticipates would further increase and continue its losses.

Since our inception, substantially all of our operations have been financed through the sale of equity securities and sales of Ventavis. At September 30, 2006, we had total combined cash and cash equivalents and securities available-for-sale of $83.7 million.

Outlook

We expect our net product sales to increase over the next several years as we continue to market and sell Ventavis. However, a variety of factors could affect sales growth. For example, while the FDA label for Ventavis specifies six to nine doses per day, we believe patients on average take approximately six doses per day. This average may be reduced in the future, and we are investigating in a clinical trial the efficacy of fewer doses per day. Seasonal trends, patient usage, competition for clinical trials and other products and other factors may affect ongoing demand and contribute to quarterly fluctuations in sales. We pay Schering AG, majority control of which was obtained by Bayer AG in July 2006, a fixed royalty rate based on net sales of Ventavis, as defined in our agreement with Schering AG. We paid a $4.0 million sales-based milestone in July 2006 because our annual net sales exceeded $25.0 million during the six months ended June 30, 2006. In addition, we will be required to make a payment of $10.0 million if and when annual net sales of Ventavis first exceed $100.0 million. We anticipate that a substantial portion of our efforts over the next year will focus on sales and marketing activities for Ventavis, conducting additional development to expand the use of Ventavis, as well as ongoing development of fasudil. Such efforts will require us to continue building our infrastructure to support our operations. As a result, we anticipate that expenses for our research and development, as well as expenses for selling, general and administrative, will continue to increase. In the next twelve months, our planned activities include:

•	Conducting our VISION Trial, a Phase III clinical trial to evaluate the safety and efficacy of adding Ventavis as a treatment for PAH patients receiving sildenafil alone or in combination with sildenafil, and including two different Ventavis dosing regimens (4 times a day and 6 times a day);

•	Enrolling patients and gathering data in the REVEAL Registry™, a longitudinal, open-label registry for PAH patients in the United States;

•	Pursuing regulatory approval to utilize a reprogrammed I-neb device to deliver Ventavis more rapidly into the lungs;

•	Initiating a Phase I trial for a dry powder formulation of iloprost, the active ingredient in Ventavis, with a goal of improving patient convenience;

•	Continuing a Phase I trial for fasudil to investigate the safety, tolerability and pharmacokinetics of different oral dose levels of a new extended release formulation of fasudil in healthy subjects; and

•	Initiating PAH and stable angina Phase II trials to evaluate safety and dosing requirements for fasudil.

Due to the significant risks and uncertainties inherent in drug development, our dependence on third party manufacturing and the uncertainty of the regulatory process, the costs and timelines to complete further development of Ventavis, the development of fasudil and any future product or product candidates are not accurately predictable. We continue to make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to scientific, clinical and business considerations. The commercialization of Ventavis and the sales levels that we expect to achieve are subject to various risks, including, without limitation, competition from existing and future products; our dependence on third parties to, among other things, manufacture and distribute Ventavis and the inhalation devices used to administer Ventavis; our ability to effectively utilize our sales and marketing organization; the ability to obtain adequate reimbursement for Ventavis and approved inhalation devices from insurers and government payers; our ability to obtain regulatory approvals to expand the commercial potential of Ventavis; and market acceptance of Ventavis. Our prospects must also be considered in light of the risks encountered by companies at a relatively early stage of development, particularly given that we operate in a new and rapidly evolving market. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for additional information.

Operations Overview

Net product sales consist solely of sales of Ventavis that are reduced for estimates of rebates and returns.

Cost of product sales consists of product and royalty costs paid or payable to Schering AG, amortization of acquired product rights, write-downs of inventory as required for lower of cost or market value or required for obsolescence and excess inventory, and shipping, distribution and handling costs. We expect our product, royalty and distribution costs to increase in the future proportionately to sales of Ventavis. We purchase our inventory in euros, and therefore our inventory and related cost of product sales are subject to fluctuations in euro to U.S. dollar exchange rates. We evaluate our inventory for excess and obsolescence and reserve for such excess and obsolescence, if any, based on available information. In addition, amortization of amounts capitalized as intangible acquired product rights consisting of milestone payments for licensed products that have been approved by the FDA for marketing are included in our cost of product sales. Amortization of acquired product rights for Ventavis will increase in the future if we achieve an additional sales-based milestone for Ventavis. We capitalize our sales-based milestones for Ventavis when such milestones are achieved and amortize them ratably over the estimated remaining life of the product.

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with our clinical trials and field-based clinical activities, non-clinical activities such as pharmaceutical development costs, toxicology testing, medical education, regulatory activities, research-related overhead expenses, investigator sponsored studies and fees paid to external service providers and contract research organizations, which conduct certain research and development activities on our behalf. We expect our research and development expenses to increase significantly over the next several years as we continue development of an alternative formulation of iloprost and continue to develop Ventavis and fasudil. In addition, we may continue to acquire or license the rights to additional products or product candidates, which we anticipate would further increase our expenses.

Selling, general and administrative expenses consist primarily of salaries and related expenses, marketing programs, costs associated with our sales force, fees paid for patient management services including compliance and data reporting, the REVEAL Registry and professional services fees. We anticipate selling, general and administrative expenses will continue to increase as a result of the ongoing commercialization of Ventavis, activities on the REVEAL Registry and other activities associated with the planned expansion of our business. Costs have also increased and will continue to increase as we incur additional costs for staffing, facilities and sales and marketing initiatives.

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

Revenue Recognition and Revenue Reserves

Revenue on product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, the final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We sell to two customers, each of which are specialty pharmacies. We obtain purchase orders from our customers for a specified amount of product at a specified price. Revenue is generally recognized upon shipment when title passes to a credit-worthy customer and reserves are recorded for estimated returns and rebates. We began to sell Ventavis in March 2005, and we have made estimates of product returns and rebates based on historical information, governmental regulations and competitive product information. We believe our estimates are reasonable, but due to the nature of our business model and based on limited experience, these estimates are subjective. We review all sales transactions for potential rebates each month and monitor product ordering cycles and actual returns, product expiration dates and inventory levels to estimate potential product return rates. We believe that our reserves are adequate, but not excessive.

Inventory Reserves

We evaluate the need to provide reserves for current inventory and contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels.

Significant differences between our current estimates and judgments and future estimated demand for our product and the useful life of our inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize an inventory reserve. We will maintain inventory reserves for excess inventory and obsolescence, as required.

During the year ended December 31, 2005, we recorded a $1.6 million charge to cost of product sales for the larger ampules of Ventavis inventory designed for use with the Prodose device that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device that utilizes a smaller ampule size than the Prodose device. During the three and nine months ended September 30, 2006, we shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1.6 million inventory previously written-down, resulting in no cost of product associated with those sales. The impact on the cost of product sales for shipping previously written-down inventory was $76,000 and $666,000, respectively, for the three and nine months ended September 30, 2006. We began shipping the smaller ampules to customers in April 2006, but we continued shipping some larger ampules as some Ventavis patients continue to use the Prodose device. We will continue to ship some of the larger ampules to some Ventavis patients who continue to use the Prodose device.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, as revised, or SFAS 123(R), “Share-Based Payment.” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including those made pursuant to stock option and employee stock purchase plans. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date, as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Prior to the adoption, we disclosed such costs on a pro forma basis in the notes to our financial statements. For the three months and nine months ended September 30, 2006, we recorded the following stock-based compensation expense:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$421	$1,474
Selling, general and administrative	1,304	3,933

Total	$1,725	$5,407

The adoption of SFAS 123(R) had the impact of increasing our basic and diluted net loss per share by $0.06 and $0.19 per share, respectively, for the three and nine months ended September 30, 2006. Since we continue to operate in a net loss, the adoption of SFAS 123(R) had no tax-related effects on cash flow from operations and cash flow from financing activities for the three and nine months ended September 30, 2006. As of September 30, 2006, unamortized stock-based compensation expenses of approximately $13.5 million remained to be recognized over a weighted-average period of approximately 2.4 years. We amortize stock-based compensation expenses on a straight-line basis ratably over the vesting period.

We estimated the fair value of stock options granted during the three and nine months ended September 30, 2006 using the Black-Scholes option pricing model. Our assumptions used under the model were determined as follows: (i) expected term was based on historical cancellation and exercise data related to our stock option awards as well as contractual and vesting terms of the awards; (ii) expected volatility was based on historical and peer volatility data; and (iii) weighted average risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. In addition, under SFAS 123(R), fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We calculated the annual forfeiture rate based on historical data, which we believe is a reasonable assumption to utilize to estimate forfeitures. However, the estimation of forfeitures requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

We will recognize an impairment loss if the estimated discounted future cash flows we expect to receive from the use of the assets, plus net proceeds we expect from the disposition of such assets, if any, are less than the carrying value of the assets. If we identify an impairment, then we will reduce the carrying amount of the assets to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Through September 30, 2006, there were no such impairment of our intangible assets.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Product sales, net. Product sales, net are comprised solely of sales of our product, Ventavis, which we began to sell in March 2005. We recognized $18.4 million and $49.0 million of net product sales in the three and nine months ended September 30, 2006, respectively, compared to $8.4 million and $12.9 million of net product sales in the three and nine months ended September 30, 2005, respectively.

Cost of product sales and gross margin. The following table summarizes our net product sales, cost of product sales and gross margin (as a percentage of product sales, net) for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		% of Product sales, net		% of Product sales, net		% of Product sales, net		% of Product sales, net
Product sales, net	$18,356	100%	$8,412	100%	$49,032	100%	$12,898	100%

Cost of product, royalty and other	4,575	24.9	2,186	26.0	11,886	24.2	3,357	26.0
Amortization of acquired product rights	342	1.9	225	2.7	830	1.7	675	5.2
Inventory write-down	—	0.0	1,600	19.0	—	0.0	1,600	12.4

Total cost of product sales	4,917	26.8	4,011	47.7	12,716	25.9	5,632	43.6

Gross margin	$13,439	73.2%	$4,401	52.3%	$36,316	74.1%	$7,266	56.4%

Total cost of product sales represents the cost of product, shipping, distribution and handling costs, a royalty owed to Schering AG based on net product sales (as defined in our agreement with Schering AG), the amortization of acquired product rights, including capitalized sales-based milestones, and write-downs of inventory, as required. Our cost of product sales as a percentage of net product sales for the three and nine months ended September 30, 2006 was 27% and 26%, respectively, compared to 48% and 44% for the three and nine months ended September 30, 2005, respectively. Our cost of product sales as a percentage of net product sales for the three months and nine months ended September 30, 2006 was lower than in comparable periods in 2005 primarily because we did not have an inventory write-down during 2006. During the three-months ended September 30, 2005, we recorded a $1.6 million charge to cost of product sales for the larger ampules of Ventavis inventory, designed for use with the Prodose device, that were estimated to be in excess of forecasted needs. The charge was a result of FDA approval for the I-neb device, which utilizes a smaller ampule size than the Prodose device. During the three and nine months ended September 30, 2006, we shipped more of the larger ampules of Ventavis than anticipated, including a portion of the $1.6 million inventory previously written-down, resulting in no cost of product associated with those sales. The impact on our cost of product sales for shipping previously written-down inventory was $76,000 and $666,000 for the three and nine months ended September 30, 2006, respectively, resulting in a lower cost of product sales as a percentage of net product sales. We began shipping the smaller ampules to customers in April 2006, but we continue to ship some larger ampules as some Ventavis patients continue to use the Prodose device. We will continue to ship some of the larger ampules to some Ventavis patients who continue to use the Prodose device.

We began selling Ventavis in March 2005 but the amortization of the $9.0 million acquired products rights from Schering AG began in January 2005, after Ventavis was approved for marketing by the FDA on December 29, 2004. In addition, during the quarter ended June 30, 2006 we became obligated to pay Schering AG a $4.0 million sales-based milestone because our annual net sales exceeded $25.0 million. The $4.0 million sales-based milestone was capitalized as an acquired product right during the quarter ended June 30, 2006. We began amortization of this sales-based milestone during the quarter ended June 30, 2006 resulting in additional amortization for the three and nine months ended September 30, 2006 compared to the comparable periods in 2005.

Acquired product rights. We did not have any acquired product rights expense during the three months ended September 30, 2006, but we expensed $8.75 million as acquired product rights expense during the nine months ended September 30, 2006, related to payments for the rights we acquired for fasudil in June 2006. In 2005, we did not expense any acquired product rights.

Research and development expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Research and development	$4,730	$2,425	$2,305	95.1%	$15,166	$7,588	$7,578	99.9%
Stock-based compensation	421	401	20	5.0	1,474	1,214	260	21.4

Total research and development	$5,151	$2,826	$2,325	82.3%	$16,640	$8,802	$7,838	89.0%

Research and development expenses increased from $2.8 million and $8.8 million in the three and nine months ended September 30, 2005, respectively, to $5.2 million and $16.6 million in the three and nine months ended September 30, 2006, respectively. The increase from the three months ended September 30, 2005 to the comparable period in 2006 primarily reflect increases in clinical trial activities and other development work of $1.6 million, including the VISION and ACTIVE trials, as well as the dry powder program, and an increase of $713,000 for headcount and related costs, consulting and professional fees. The increase from the nine months ended September 30, 2005 to the comparable period in 2006 primarily reflect increases in clinical trial activities and other development work of $5.0 million, including the VISION and ACTIVE trials, as well as the dry powder program, and an increase of $2.1 million for headcount and related costs and professional fees.

In addition, stock-based compensation increased from $401,000 and $1.2 million in the three and nine months ended September 30, 2005, respectively, to $421,000 and $1.5 million in the three and nine months ended September 30, 2006, respectively. In 2005, stock-based compensation was the amortization of deferred stock compensation. On January 1, 2006, we adopted SFAS 123(R), resulting in an increase of $20,000 and $260,000 for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.

Selling, general and administrative expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Selling, general and administrative	$10,760	$7,567	$3,193	42.2%	$27,848	$18,235	$9,613	52.7%
Stock-based compensation	1,304	613	691	112.7	3,933	1,874	2,059	109.9

Total selling, general and administrative	$12,064	$8,180	$3,884	47.5%	$31,781	$20,109	$11,672	58.0%

Selling, general and administrative expenses increased from $8.2 million and $20.1 million in the three and nine months ended September 30, 2005, respectively, to $12.1 million and $31.8 million in the three and nine months ended September 30, 2006, respectively. The increase from the three months ended September 30, 2005 to the comparable period in 2006 primarily reflects an increase of $1.5 million related to the REVEAL Registry, sales distribution costs and marketing activities, an increase in professional fees of $1.1 million, and an increase of $109,000 for the recruitment, hiring and travel costs of additional personnel, particularly the impact of our sales and marketing professionals. The increase from the nine months ended September 30, 2005 to the comparable period in 2006 primarily reflects an increase of $4.4 million related to the REVEAL Registry, sales distribution costs and marketing activities, an increase of $3.4 million for the recruitment, hiring and travel costs of additional personnel, particularly the impact of our sales and marketing professionals, and an increase in professional fees of $1.1 million. The increase from the three and nine months ended September 30, 2005, is also attributed to an impairment of $444 for leasehold improvements and furniture and fixtures related to the termination of the lease for our former headquarters due to the landlord’s election to recapture the facility as allowed under the lease agreement. The termination of the lease also resulted in a gain of $217, resulting from higher rent expense recognized on a straight-line basis compared to actual rent payments made during the term of the lease for our former headquarters.

In addition, stock-based compensation increased from $613,000 and $1.9 million in the three and nine months ended September 30, 2005, respectively, to $1.3 million and $3.9 million in the three and nine months ended September 30, 2006, respectively. In 2005, stock-based compensation was the amortization of deferred stock compensation. On January 1, 2006, we adopted SFAS 123(R), resulting in an increase of $691,000 and $2.1 million for the three and nine months ended September 30, 2006, respectively.

Interest and other income, net. Interest and other income, net, increased from $447,000 and $1.3 million in the three and nine months ended September 30, 2005, respectively, to $939,000 and $3.2 million in the three and nine months ended September 30, 2006, respectively. This increase in interest income is related primarily to our higher combined average cash and cash equivalents and securities available-for-sale balances in 2006 as a result of our equity financings in 2005, as well as an increasing interest rate environment.

Interest expense. Interest expense decreased from $2,000 and $217,000 in the three and nine months ended September 30, 2005, respectively, to none in the three and nine months ended September 30, 2006. Interest expense in 2005 relates primarily to the interest cost associated with the $9.0 million milestone payment that became payable to Schering AG in December 2004 upon FDA approval of Ventavis. We made the milestone payment to Schering AG, including interest of $205,000, in April 2005. We did not incur any interest expense in connection with the $4.0 million sales-based milestone achieved during the six months ended June 30, 2006 and paid to Schering AG in July 2006.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the sale of equity securities. Through September 30, 2006, we had received net cash proceeds of $178.1 million from the issuance of shares of our preferred and common stock and we have also collected $65.5 million from sales of Ventavis. At September 30, 2006, we had total combined cash and cash equivalents and securities available-for-sale of $83.7 million.

For the nine months ended September 30, 2006, we used net cash of $18.0 million for operating activities and experienced a net loss for the period of $17.7 million. Cash used in operating activities included $5.4 million in non-cash stock-based compensation expense and total amortization and depreciation of $1.3 million, offset by change in operating assets and liabilities of $7.5 million. Net cash provided by investing activities for the nine months ended September 30, 2006 was $15.5 million, which reflected $58.9 million of purchases of securities available-for-sale and $1.9 million for purchases of property and equipment, offset by maturities of securities available-for-sale of $76.2 million. Net cash provided by financing activities for the nine months ended September 30, 2006 was $524,000, primarily from issuance of our common stock related to stock option exercises and purchases under the employee stock purchase plan.

We currently expect to use our existing cash resources for the following purposes:

•	commercialization of Ventavis, including purchases of inventory and sales and marketing activities;

•	additional clinical development to expand the use of Ventavis in combination with other therapies and in new indications;

•	preclinical and clinical development of a dry powder formulation of iloprost, the active ingredient in Ventavis;

•	clinical and other development of fasudil, including the initiation of PAH and stable angina Phase II trials to evaluate safety and dosing requirements for fasudil; and

•	licensing or acquiring and developing other additional products or product candidates.

We expect to use the remainder of our cash resources to fund working capital and capital expenditures. We expect to incur increased expenditures and some additional capital costs in connection with the occupancy of our new Brisbane, California facility. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including without limitation the progress of our product development, regulatory requirements, the success of our commercialization efforts, the financial implications of licensing or acquiring additional products or product candidates and the amount of cash used by our operations.

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

Our future capital requirements will depend on many factors that may impact our current projections and forecasts, including but not limited to:

•	the costs of expanding and supporting sales, marketing and distribution capabilities;

•	the level of Ventavis sales achieved;

•	the terms and timing of any collaborative licensing and other arrangements that we have or may establish, including our potential milestone payments to Schering AG and Asahi;

•	cash requirements of any future licensing or acquisitions of products or product candidates;

•	the scope, results and timing of preclinical studies, clinical trials, clinical registry and other development activities;

•	the costs and timing of regulatory submissions; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and other legal costs.

Contractual Obligations

Our contractual obligations as of September 30, 2006 are set forth in the following table (in thousands):

	Payments Due by Period
	Total	Through December 31, 2006	2007 to 2008	2009 to 2010	Thereafter
Manufacturing supply agreement	$8,933	$3,153	$5,780	$—	$—
Operating leases	3,944	—	1,563	1,766	615

Total	$12,877	$3,153	$7,343	$1,766	$615

The above table reflects only payment obligations that are fixed and determinable.

On May 5, 2006, we entered into a lease for approximately 28,500 square feet of office space located in Brisbane, California, to serve as our new corporate headquarters. The lease provides for an initial term of sixty (60) months and an initial monthly base rent of $2.30 per square foot. Under the lease, we delivered to the landlord a security deposit of $200,000, in the form of a letter of credit, which security deposit may be reduced to $100,000 after the thirtieth (30th) month of the lease under certain circumstances. We delivered the security deposit and moved into the new facility in September 2006. Payment obligations for our current facility are reflected in the table above.

In May 2004, we entered into a manufacturing and supply agreement with Schering AG for the supply of drug product required for the clinical and commercial supply of Ventavis. Under this agreement we determine our minimum purchase obligations at the end of each quarter. At September 30, 2006, we estimated our minimum purchase obligation to be $8.9 million. In October 2006, we formalized our commitment to purchase this amount of Ventavis inventory from Schering AG through the fourth quarter of 2008, which is reflected in the table above.

We pay Schering AG a fixed royalty rate based on net sales of Ventavis as defined in our agreement with Schering AG. Additionally, we will be required to make a payment of $10.0 million if and when annual Ventavis net sales first exceed $100.0 million.

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

Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents and securities available-for-sale at September 30, 2006 included a variety of corporate debt securities, asset-backed securities and money market funds.

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

Forward-looking statements in this Form 10-Q include, but are not limited to, statements about:

•	Our expectations regarding initiatives relating to Ventavis, including for example the potential for more rapid delivery of Ventavis using a reprogrammed I-neb device; a clinical trial using Ventavis in combination with sildenafil; further development of a dry powder formulation of iloprost that could require shorter treatment times, including the initiation of a Phase I trial during the first half of 2007; and enrollment in our clinical disease registry.

•	Our expectations regarding development of fasudil, including the expected commencement of Phase II clinical trials of fasudil for PAH and stable angina during the first half of 2007.

•	The potential requirement to make milestone payments under our agreements with Schering AG and Asahi.

•	Our expectation that our existing cash and cash equivalents, securities available-for-sale, and cash generated from sales of Ventavis will be sufficient to fund our operations for the next 24 months.

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

We have not entered into any financial instruments that would give rise to foreign currency exchange risk or commodity pricing risk. We purchase our inventory in euros, and therefore our inventory purchases are subject to fluctuations in euro to U.S. dollar exchange rates. At September 30, 2006, we estimated our minimum inventory purchase obligation to be $8.9 million through the fourth quarter of 2008, which payments will be subject to foreign currency exchange risk. We do not currently hold any derivative financial instruments nor have we entered into hedging transactions or activities to mitigate this risk.

ITEM 4. Controls and Procedures

Our management team, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation related to claims arising from our ordinary course of business activities. We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors

Our business faces significant risks. These risks include those described below, and may include additional risks that we do not currently believe are material and risks that are currently unknown to us. Any of these risks could harm our business. If any events or circumstances associated with any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected; such events or circumstances could cause our actual results to differ materially from the results contemplated by our forward-looking statements; and the trading price of our common stock could decline and cause investors to lose some or all of their investments. You should carefully consider the following risks described below in conjunction with the other information contained or incorporated by reference in this report, including our financial statements and related notes, as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other reports on Form 10-Q and Form 8-K .

There are no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 other than the addition of the following Risk Factors to reflect our execution of a license agreement with Asahi Kasei Pharma Corporation (“Asahi”), dated June 23, 2006, as previously disclosed in our Current Report on Form 8-K filed with the SEC on June 28, 2006: “If fasudil fails in clinical studies, we will not be able to obtain regulatory approvals and will not be able to sell fasudil.”; “Our clinical trials for fasudil may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of any trial may lead to substantial delays in the regulatory approval process for fasudil, which will impair our ability to generate revenues from it.”; and “Our licensing agreement with Asahi relating to fasudil has specified restrictions on our ability to develop and market fasudil that could limit the ability to realize fasudil’s full potential.”; and updates to the following Risk Factors: “We have no manufacturing capabilities and rely on third parties for the clinical and commercial production of our product and product candidates, which puts at risk our ability to obtain sufficient amounts of Ventavis and fasudil.”; “We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain additional regulatory approval for Ventavis, or obtain regulatory approval to commercialize fasudil.”; and “Our intellectual property rights may not preclude competitors from developing competing products and our business may suffer.”

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

We are a biopharmaceutical company incorporated in February 2000 with a limited operating history. Since the first sale of Ventavis in March 2005 and through September 30, 2006, we have generated only $72.9 million of net product sales. We have funded our operations primarily from sales of our equity securities. We have incurred losses in each year since our inception, and through September 30, 2006, had an accumulated deficit totalling $101.3 million. Our net losses for the years ended December 31, 2005, 2004 and 2003 were $24.6 million, $37.8 million and $12.6 million, respectively, and our net loss for the nine months ended September 30, 2006 was $17.7 million. These losses, among other things, have had and will continue to have an adverse effect on our cash flow, stockholders’ equity and working capital. We may not generate sufficient sales of Ventavis, which is our only commercial product, for us to achieve or maintain profitability.

We expect research and development expenses to increase significantly in connection with preclinical and clinical studies and other development activities related to fasudil, certain rights to which we licensed from Asahi in June 2006, and to expand the use of Ventavis. In the first half of 2006, we paid $8.75 million for acquired product rights in connection with the fasudil license agreement and expect to be required to pay additional development milestones. In addition, we expect to incur increased selling, general and administrative expenses in future years principally due to higher sales and marketing expenses related to the commercialization of Ventavis, our clinical disease registry (the REVEAL Registry™), and other activities associated with the planned expansion of our business, including additional costs for staffing and facilities. As a result, we expect to continue to incur significant operating losses. In addition, we may continue to acquire or license the rights to additional products or product candidates, which we anticipate would further increase and continue our losses. Because of the numerous risks and uncertainties associated with developing and commercializing therapeutic drugs, we may experience larger than expected future losses and may not become profitable.

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

We sell Ventavis to only two specialty pharmacy distributors, Accredo Health Care Group, Inc., or Accredo, a Medco company, and CuraScript Inc., a wholly owned subsidiary of Express Scripts, Inc. (formerly Priority Healthcare Corporation), or CuraScript, and accordingly they are our only customers. For the nine months ended September 30, 2006, Accredo and CuraScript represented 82% and 18% of our sales, respectively. Any failure by Accredo or CuraScript to pay us on a timely basis, or at all, could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, a limited number of physicians are responsible for the majority of Ventavis prescriptions. Our sales could fluctuate from quarter to quarter based on the buying patterns of Accredo and CuraScript, and the prescribing patterns of these physicians, including fluctuations due to the seasonal work and travel schedules of both physicians and patients. For example, during the summer and the winter holiday season, patients may be less likely to seek medical consultation and physicians are more likely to be on vacation, resulting in fewer prescriptions for and lower sales of Ventavis. Furthermore, there can be no guarantee that physicians currently prescribing Ventavis will continue to do so. Most of these physicians are geographically concentrated in metropolitan areas that have academic medical centers, and natural disaster, terrorism, work stoppages, or other such events in any of these areas could have a material adverse effect on our sales.

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

Failure to maintain our contracts with our logistics company and specialty pharmacies, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could interrupt the distribution of Ventavis and harm our business. In addition, any increase in the prices we pay our specialty pharmacy customers for the services they provide to patients could affect our revenues, could increase our costs and could have a material adverse effect on our business, financial condition and profitability. We do not have our own warehouse or distribution capabilities, and we lack the resources and experience to establish any of these functions and do not intend to do so in the foreseeable future. We would be unable to replace Cardinal Health, Accredo or CuraScript in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other distribution failure. Since we depend on Cardinal Health, Accredo and CuraScript for information regarding Ventavis sales, shipments, and inventory, failure in any of their financial systems could negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. Any failure to effectively manage and maintain our distribution network could damage our results of operations and market position, have a material adverse effect on sales of Ventavis, and harm our business.

Our ability to generate sales of Ventavis depends in significant part on achieving and maintaining adequate insurance coverage and reimbursement and government pricing policies.

Our ability to achieve and maintain acceptable levels of insurance coverage and reimbursement for Ventavis and the inhalation devices used to administer Ventavis by third-party payers such as governmental authorities, private health insurers and other organizations has a significant effect on our sales. It is time-consuming and expensive to seek and maintain appropriate coverage and reimbursement treatment from third-party payers.

Medicare has determined a reimbursement code and, on a quarterly basis, computes a reimbursement amount for Ventavis. Medicaid plans in all fifty states are mandated to cover Ventavis. Decisions regarding the extent of coverage and amount of reimbursement for Ventavis are made on a state-by-state basis. Our specialty pharmacy distributors negotiate with each state for Medicaid coverage and reimbursement for Ventavis and the inhalation devices for Ventavis. Our sales and our financial condition could be negatively impacted if reimbursement provided by Medicare or Medicaid in various states is unavailable or inadequate.

We do not manufacture, market or sell the Adaptive Aerosol Delivery (AAD) inhalation devices used to deliver Ventavis, and the availability and amount of coverage and reimbursement for the inhalation devices is beyond our control. Medicare has also determined a reimbursement code and a maximum amount of reimbursement for the inhalation devices used to administer Ventavis, which reimbursement amount became effective in April 2006. Government reimbursement policies do not currently recognize the increased cost inherent in devices that have very complex designs capable of providing the dose precision of the AAD inhalation devices. Our specialty pharmacy customers may determine that the AAD inhalation devices are not receiving adequate reimbursement and stop distributing AAD inhalation devices, which would significantly harm sales of Ventavis as they are the only inhalation devices approved for use with Ventavis.

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

Various products currently are marketed for the treatment of PAH, including prostacyclins such as epoprostenol, marketed as Flolan® by Myogen, Inc., and subcutaneous and intravenous versions of treprostinil, marketed as Remodulin by United Therapeutics Corporation. Myogen announced in September 2006 that it has entered into an agreement to be acquired by Gilead Sciences, Inc. There are also approved oral therapies for the treatment of PAH. These include an endothelin receptor antagonist, or ETRA, bosentan, marketed as Tracleer® by Actelion Ltd., and a phosphodiesterase inhibitor, or PDE-5 inhibitor, sildenafil, which is marketed as Revatio™ by Pfizer, Inc. The availability of these competitive products may harm sales of Ventavis.

In addition, a number of new PAH treatments are being developed. United Therapeutics is currently enrolling patients in a Phase II/III study of an inhaled formulation of treprostinil. According to United Therapeutics, the inhaled formulation of trepostinil requires a shorter period of inhalation compared to Ventavis, as well as fewer doses per day. United Therapeutics recently announced it will submit a new drug application for its inhaled trepostinil in the fourth quarter of 2007. If and when approved, United Therapeutics inhaled treprostinil may negatively impact our sales of Ventavis.

Other products in development include additional oral ETRAs such as Encysive Pharmaceuticals’ Thelin™ (sitaxsentan), Myogen’s ambrisentan, (currently in Phase III clinical trials), as well as other classes of agents, including long-acting PDE-5 inhibitors such as Lilly ICOS’ Cialis (tadalafil), and antiproliferative agents such as Novartis AG’s Gleevec® (imatinib mesylate). Encysive received a second approvable letter from the FDA regarding Thelin in July 2006 and has indicated that one issue remains outstanding such that Thelin has not obtained final approval from the FDA. If, however, any other drugs or an inhaled formulation of trepostinil are approved by the FDA and prove to be safer, more effective, or more convenient than Ventavis, then prescriptions of Ventavis by physicians and patient use of Ventavis likely would decline significantly.

Many of our competitors currently have significantly greater financial resources than we do that could be applied to identifying new products, researching and developing new and existing products, conducting clinical trials, obtaining regulatory approvals, manufacturing, and marketing, selling, and distributing approved products. Pricing by our competitors may require us to sell Ventavis at a price that adversely affects our operating results.

Our ability to compete effectively depends upon, among other things:

•	effectively utilizing our sales and marketing organization;

•	ensuring availability of Ventavis and availability and market acceptance of the I-neb device;

•	expanding the commercial potential of Ventavis through successful completion of our ongoing and planned clinical development activities;

•	improving patient convenience by reducing dosing frequency and/or treatment time through a dry powder formulation of iloprost, the active ingredient in Ventavis; and

•	obtaining regulatory approval to utilize a reprogrammed I-neb device to decrease duration of dosing.

If Ventavis does not retain and continue to gain significant market acceptance in the United States among patients and health care professionals, our business will be harmed.

Ventavis is our only commercial product. Ventavis may not retain and continue to gain market acceptance among patients and healthcare professionals in the United States. The degree of market acceptance of Ventavis depends on a number of factors. Market acceptance of Ventavis may be limited because the available method of delivery, and the prescribed dosing duration and frequency, are inconvenient compared to some other drugs. The inhalation device previously provided with Ventavis, the Prodose AAD device, is not compact and must be plugged into an electrical outlet. The newer AAD inhalation device, the I-neb, is hand-held and battery operated. The I-neb became commercially available in December 2005, and we cannot guarantee that it will gain general or lasting market acceptance. Any problems encountered with inhalation devices may cause patients to use other drugs, which may negatively impact our sales and harm our business.

Market acceptance of Ventavis also may be impaired by any problems that affect the performance of the inhalation devices used to deliver Ventavis. Inadequate quality assurance, quality control, or failure to adhere to manufacturing standards by Respironics, the sole supplier of AAD inhalation devices, could discourage patients or physicians from adopting Ventavis as a therapy, as opposed to alternative, non-inhaled therapies. The performance capabilities of the I-neb device and the reliability of Respironics’ quality assurance and controls in its manufacturing process over the long term are uncertain. Failure to increase acceptance of prostacyclin therapy delivered through inhalation as opposed to continuous infusion, by subcutaneous delivery or by infusion pump could limit our market opportunity. We believe some patients may prefer to use, and some physicians may prefer to prescribe, other prostacyclin treatments rather than Ventavis. Patients who have severe PAH may require other prostacyclin therapies because of the need for continual dosing.

Side effects also could negatively affect market acceptance of Ventavis. Side effects of Ventavis observed during clinical trials included vasodilation, flushing, cough, headache, flu syndrome, nausea, trismus, hypotension, insomnia, and syncope. Other serious adverse events reported with the use of Ventavis included congestive heart failure, chest pain, supraventricular tachycardia, dyspnea, peripheral edema, and kidney failure. In addition, although the FDA label for Ventavis specifies six to nine doses per day, we cannot be certain that patients will comply with this dosing regimen, which may reduce efficacy of the treatment and, in turn, have a material adverse effect on our sales of Ventavis. While we have an ongoing clinical study designed in part to explore Ventavis dosing regimens of less than six doses per day, we believe patients on average currently take six doses of Ventavis per day, and this average may be reduced in the future. Any or all of these factors could limit market acceptance and/or sales of Ventavis and significantly harm our business.

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

Inhalation devices are inherently mechanical, and, as a result, any individual device may not operate as intended, can fail from time to time and may fail to provide the intended advantages based on improper usage by patients. In particular, newly introduced devices or devices using new technology, such as the I-neb device, may experience unexpected difficulties that are not discovered until they are in use by patients for a significant period of time. If the I-neb device fails to operate as intended or fails, the risk to our business may be increased in the future as our specialty pharmacy customers began shipping one inhalation device to patients not living in remote areas during the third quarter of 2006, rather than the two inhalation devices that have historically been shipped to all patients. In addition, patients may find unfamiliar devices to be difficult to use and may require additional training. If devices fail to operate properly or efficiently or failures were to occur on a widespread basis, or if the devices are harder to use or require additional patient training, we cannot be certain that such issues could be resolved in a timely and cost-effective manner. If it is determined that a device could potentially harm patients, distribution of the device could be suspended or recalled, which could have a material adverse effect on our business.

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

We do not operate manufacturing facilities. We have limited experience in drug formulation and drug manufacturing and we lack the resources and the capabilities to manufacture Ventavis or fasudil on a clinical or commercial scale. We do not intend to develop manufacturing facilities in the foreseeable future.

We rely on Schering AG, majority control of which has been obtained by Bayer AG, as our sole supplier for the clinical and commercial production of Ventavis. Although we have entered into a long-term supply contract, Schering AG may not perform as agreed, may not continue producing Ventavis, or its performance may be disrupted by internal corporate reasons, including its recent takeover by Bayer AG. Moreover, although Bayer AG is obligated to perform under our contracts with Schering AG, Bayer AG may have other corporate priorities.

We rely on Asahi as our sole supplier of fasudil for a limited amount of early clinical supplies. Because Asahi has committed to supply fasudil only through early clinical trials, we will need to identify a third party manufacturer in the future. Any failure to do so on a timely or cost effective basis would delay our fasudil development programs and could have a material adverse effect on our business and financial position.

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

We licensed certain rights to fasudil from Asahi in June 2006. Fasudil has not been approved for sale in the United States or any foreign market for treatment of our licensed indications of PAH or stable angina. In order to commercialize fasudil, we must receive regulatory approvals. To obtain those approvals, we must conduct clinical studies demonstrating that fasudil is safe and effective. In the first half of 2007, we plan to initiate Phase II trials for fasudil in PAH and stable angina. If we cannot obtain approval from the FDA, the European Agency for the Evaluation of Medicinal Products (the EMEA), or other international drug regulators for fasudil, we will not be able to commercialize fasudil, and will not be able to recoup the significant expenses we have and will continue to incur for the license and development of fasudil.

Our clinical trials for fasudil may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of any trial may lead to substantial delays in the regulatory approval process for fasudil, which will impair our ability to generate revenues from it.

During the third quarter 2006, we initiated a Phase I clinical trial to investigate the safety, tolerability and pharmacokinetics of different oral dose levels of a new extended release formulation of fasudil in healthy subjects. We currently plan to initiate Phase II clinical trials of fasudil for treatment of PAH and stable angina in 2007. If we identify any safety issues associated with fasudil during product development work, we may be delayed or prevented from initiating pivotal Phase III trials for fasudil, which are generally required for product approval. Despite time and money expended, regulatory approvals are never guaranteed. Our planned clinical studies might be delayed, suspended or terminated for a number of possible reasons, including:

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

Consequently, we may experience delays in obtaining regulatory approval for fasudil. Any extension, suspension, delay or termination of our clinical trials for fasudil may:

•	adversely affect our ability to develop or commercialize fasudil;

•	impose significant additional costs on us;

•	potentially diminish any competitive advantages that we could otherwise attain;

•	adversely affect our ability to enter into other collaborations;

•	cause the termination of our license agreement with Asahi;

•	cause us to abandon the development of fasudil; or

•	limit our ability to obtain additional financing on acceptable terms, if at all.

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

Under our agreement with Schering AG we have currently committed to purchasing minimum amounts of Ventavis through the fourth quarter of 2008. If we underestimate our purchase requirements we will not be able to meet the needs of patients and patients may turn to alternate treatments. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may exceed forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We are also required to make judgments as to the expiration dates of our product, since product can no longer be used after its expiration date. As part of our excess inventory assessment we also consider the expiration date of product to be manufactured in the future under minimum purchase obligations. Significant differences between our current estimates and judgments, and future estimated demand for product and the useful life of inventory, may result in significant charges for excess inventory or purchase commitments in the future. These differences, whether we overestimate or underestimate our purchase requirements, could have a material adverse effect on our financial condition and results of operations.

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

There are a number of current and planned clinical trials by companies that compete with us and that currently have drugs available to treat PAH, as well as companies with investigational drugs to treat PAH. These trials compete for patients who might otherwise be available to participate in our clinical trials or be appropriate for Ventavis therapy. Through 2007, we anticipate that approximately 2,000 PAH patients will be enrolled in clinical trials conducted by us and other companies. The competition among clinical trials for patients could harm our ability to enroll patients in our PAH clinical trials for Ventavis and fasudil, delaying our development plans. In addition, patients who enroll in clinical trials generally receive free drug during the trial, and may be offered free drug for up to one year or longer after a trial has concluded, potentially reducing the market for Ventavis. If other clinical trials successfully recruit patients who would otherwise be Ventavis patients, our sales or sales growth would be harmed and our clinical trials could be disrupted or delayed, which could harm future market opportunities for Ventavis.

Our sales could be harmed by imports from countries where Ventavis may be available at a lower price.

In the United States, prices for pharmaceuticals are generally higher than in other countries, including the bordering nations of Mexico and Canada, which may maintain government price controls. The ability of patients and other customers to obtain lower priced imports has grown significantly as a result of regulatory harmonization, common market or other trade initiatives, and the Internet. The volume of illegal imports into the United States continues to rise as foreign pharmacies target American purchasers and American purchasers become more aware of less expensive illegal imports. In addition, political forces may result in U.S. legislative or executive action that would legalize lower priced imports. Rights to market Ventavis in Canada are held by Berlex Laboratories, a subsidiary of Schering AG. Berlex Laboratories has filed for marketing approval of Ventavis with Health Canada, which to date has not been granted. Our sales of Ventavis in the United States may be reduced if products are imported into the U.S. from lower priced markets, including from Canada if Health Canada approves Berlex Laboratories’ application for marketing approval, and whether such products are obtained legally or illegally. Any decrease in our sales due to such importation of Ventavis likely would have a material adverse impact on our business.

The loss of our rights to market and sell Ventavis would eliminate our only current source of product sales and we may not be able to continue our business.

We have licensed from Schering AG the exclusive U.S. rights to develop and commercialize Ventavis for the treatment of pulmonary hypertension. Schering AG has the right to terminate our license if we materially breach our obligations under the agreement and fail to cure any such breach within a specified period of time, including if we fail to use our best efforts to commercialize Ventavis in the United States or make payments required under the agreement, or if we become insolvent. Our ability to meet these obligations is dependent upon numerous factors, including some factors that are outside of our control. If our agreement with Schering AG were terminated, we would have no further rights to develop and commercialize Ventavis for any indication. Ventavis is our only commercial product, and our only current source of product sales. The termination of the Schering AG agreement would eliminate our current product sales and could prevent us from continuing our business.

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

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories, to conduct our clinical trials, including our Phase III VISION trial and Phase I pharmacokinetic study, as well as other planned trials for Ventavis and fasudil. We may not be able to control the amount and timing of resources that third parties devote to our clinical trials. Establishing and maintaining good relationships with individual principal investigators and clinical trial sites is critical to us.

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

We conduct preclinical studies and clinical trials with respect to Ventavis and fasudil, and have initiated the REVEAL Registry™, a clinical disease registry to collect observational data on U.S. patients with PAH, WHO Group 1. Clinical development is a long, expensive, and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or maintain enrollment of enough patients to complete our clinical trials or the REVEAL Registry due to study design, competition for patients by other clinical trials, or other reasons. Even if we are able to enroll a sufficient number of patients, our current or future clinical trials may not produce positive results or adequate clinical data necessary to obtain the desired marketing approval, or may result in adverse events, which could interrupt, delay or halt our clinical trials and could result in unfavorable regulatory actions, including denial of approval for fasudil, denial for Ventavis to be marketed for new indications, in combination with other therapies or otherwise outside of our current label. Our product development costs will also increase if we experience delays or failures in our clinical trials, and significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

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

Ventavis, any alternative formulations of iloprost, fasudil or any of our future product candidates may not receive the sought-after regulatory approval even if they achieve their endpoints in clinical trials. Regulatory agencies may approve fasudil, an alternative formulation of iloprost, or another product candidate for fewer conditions than requested or raise concerns regarding the safety or efficacy of Ventavis for its current approved use, may grant approval subject to the performance of post-marketing studies, or may not approve the labeling claims that are necessary or desirable for the successful commercialization of Ventavis, an alternative formulation of iloprost, fasudil, or any future product candidates. Even after regulatory approval, our product or future product candidates may later exhibit adverse effects that limit or even prevent their widespread use or that force us to withdraw from the market. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including withdrawal from the market.

We are, and potentially may be, subject to new federal and state requirements to submit information on our open and completed clinical trials to public registries and databases.

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location, and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database. The Pharmaceuticals and Research Manufacturers of America, or PhRMA, has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation has been introduced to expand its publicly accessible clinical trial database and to require the inclusion of study results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

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

Our continued commercialization of Ventavis depends upon our ability to develop, manufacture, market, and sell Ventavis without infringing the proprietary rights of third parties. Similarly our ability to commercialize fasudil depends on the sufficiency of the proprietary rights we licensed from Asahi and not infringing on the proprietary rights of others. A number of pharmaceutical and biotechnology companies, universities, and research institutions have or may be granted patents that cover technologies similar to the technologies owned by or licensed to us. We may choose to seek, or be required to seek, licenses under third-party patents, which would likely require the payment of license fees or royalties or both. We may also be unaware of existing patents that may be infringed by Ventavis or may be infringed by any future fasudil product. Because patent applications can take many years to issue, there may be other currently pending applications that may later result in issued patents that are infringed by Ventavis or fasudil. Moreover, any necessary license may not be available to us on commercially reasonable terms, or at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we infringe on its technology, our business and results of operations could be harmed by a number of factors, including:

•	infringement and other intellectual property claims, even if without merit, are expensive and time-consuming to litigate, and can divert management’s attention from our core business;

•	monetary damage awards for past infringement can be substantial;

•	a court may prohibit us from selling Ventavis unless the patent holder chooses to license the patent to us;

•	a court may prohibit us from commercializing fasudil and other drug candidates unless the patent holder chooses to license the patent to us; and

•	if a license is available from a patent holder, we may have to pay substantial royalties and other amounts.

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

We expect that our operating expenses will increase for the next several years, and that we will continue to spend substantial amounts to commercialize Ventavis; invest in the development to, among other things, expand Ventavis’ potential for additional indications and for use in combination with other FDA-approved products, develop dry powder or other alternative formulations of iloprost, and decrease inhalation time; conduct preclinical and clinical studies and other development of fasudil; and license or acquire other products or product candidates. We estimate that our existing cash and cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements at least for the next 24 months. However, our forecast of the period of time through which our cash and cash equivalents and securities available-for-sale will last, including cash from our sales of Ventavis, could vary materially if Ventavis sales do not grow as expected, if costs increase more than we anticipate, or if we license or acquire any additional products or product candidates.

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

We are a small company that significantly increased our number of full-time employees from 39 employees at December 31, 2004, to 85 employees at December 31, 2005 and to 113 employees at September 30, 2006. In order to execute our business strategy, we will need to continue to increase our operations, particularly due to our license of fasudil. If we license or acquire additional products or product candidates, we expect to be required to further expand our employee base of managerial, sales and marketing, clinical, and operational personnel. Recent growth has imposed significant added responsibilities on members of management, as will anticipated future growth, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to further develop and commercialize Ventavis, our ability to develop and commercialize fasudil and our ability to license or acquire any future products or product candidates and to develop and commercialize them, and our ability to compete effectively will depend, in part, on our ability to manage growth effectively. To that end, we must be able to:

•	manage our clinical trials effectively;

•	manage our sales operations effectively;

•	attract, integrate, and train new personnel and retain current personnel; and

•	further develop our administrative, accounting, and management information systems and controls.

We are exposed to fluctuations in foreign currency exchange rates, particularly the euro, and foreign economic market conditions.

We purchase Ventavis from Schering AG under a supply contract with price and payment terms denominated in euros. In addition, the price of Ventavis in our supply contract is subject to annual adjustment in order to keep pace with inflation or deflation in accordance with the change of the consumer price index or inflationary pressures in Germany by the German Federal Statistical Office. As a result, a relative weakening of the U.S. dollar against the euro may result in increased inventory costs and expenses. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. However, no such currency hedging strategy would fully protect against exchange-related losses.

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

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified, or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. The adoption of SFAS 123(R) increased our basic and diluted net loss per share for the three and nine months ended September 30, 2006 by $0.06 and $0.19 per share, respectively. We expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations for subsequent periods.

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

As of September 30, 2006, our executive officers, directors, and their affiliates beneficially owned in the aggregate 37.4% of our common stock. As a result, these stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 4. Submission of Matter to a Vote of Security Holders

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1 (1)	Form of Indemnification Agreement between the Registrant and each of its directors, officers and board approved key employees.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoTherix, Inc.

By:	/s/ Christine E. Gray-Smith
Christine E. Gray-Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2006